Form 10-K
period 2025-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2026-03-05
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

As of June 30, 2025, the estimated aggregate market value of the registrant’s common shares, no par value (the only common equity of the registrant), held by non-affiliates of the registrant was approximately $498.8 million based upon the last sales price as of June 30, 2025 reported on NASDAQ. (The exclusion from such amount of the market value of the common shares owned by any person shall not be deemed as admission by the registrant that such person is an affiliate of the registrant).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No Par Value	FMNB	The NASDAQ Stock Market

As of February 20, 2026, the registrant had outstanding 37,672,309 common shares, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which Document is Incorporated
Portions of the registrant’s definitive proxy statement for the 2025	III
Annual Meeting of Shareholders

FARMERS NATIONAL BANC CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2025

PART I

Item 1. Business.

General

Farmers National Banc Corp.

Farmers National Banc Corp. (the “Company,” “Farmers,” “we,” “our” or “us”), is a financial holding company that was organized as a one-bank holding company in 1983 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Amendments to the BHCA in 1999 allowed for a bank holding company to declare itself a financial holding company and thereby engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities. The Company made the declaration to become a financial holding company in 2016. For a bank holding company to be eligible to declare itself a financial holding company, all of the depository institution subsidiaries must be well-capitalized and well-managed and have satisfactory or better ratings under the Community Reinvestment Act of 1977 (the "CRA"). The Company operates principally through its wholly-owned subsidiaries, The Farmers National Bank of Canfield (the “Bank” or “Farmers Bank”) and Farmers Trust Company (“Farmers Trust”). A third subsidiary, Farmers National Captive, Inc. (“Captive”), was dissolved in November of 2023. Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Investments" or “Farmers Investments”) are wholly-owned subsidiaries of the Bank. The Company and its subsidiaries operate in the domestic banking, trust, retirement consulting, insurance and financial management industries.

The Company’s principal business consists of owning and supervising its subsidiaries. Although Farmers directs the overall policies of its subsidiaries, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers.

The Company’s principal executive offices are located at 20 South Broad Street, Canfield, Ohio 44406, and its telephone number is (330) 533-3341. Farmers’ common shares, no par value, are listed on the NASDAQ Capital Market (the “NASDAQ”) under the symbol “FMNB.” Farmers’ business activities are managed and financial performance is primarily aggregated and reported in two lines of business, the Bank segment and the Trust segment. For a discussion of Farmers’ financial performance for the fiscal year ended December 31, 2025, see the Consolidated Financial Statements and Notes to the Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

The Farmers National Bank of Canfield

On October 22, 2025, the Company announced the signing of a definitive merger agreement (the "Agreement") with Middlefield Banc Corp. ("Middlefield"), the holding company for The Middlefield Banking Company ("Middlefield Bank") pursuant to which Middlefield will merge with and into Farmers in an all-stock transaction.  Pursuant to the Agreement, each share of Middlefield common stock outstanding immediately prior to completion of the merger will be converted into 2.6 shares of Farmers common stock.  The merger is expected to close in the first quarter of 2026.

On March 2, 2026, the Company completed its previously announced merger (the "Merger") with Middlefield Banc Corp., an Ohio corporation (“Middlefield”), pursuant to the Agreement and Plan of Merger dated as of October 22, 2025, by and between the Company and Middlefield (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) Middlefield merged with and into the Company, with the Company as the surviving entity in the Merger. Promptly following the consummation of the Merger, the Middlefield Banking Company, the banking subsidiary of Middlefield, merged with and into The Farmers National Bank of Canfield, the national banking subsidiary of the Company (“Farmers Bank”), with Farmers Bank as the surviving bank. Pursuant to the terms of the Merger Agreement, at the Effective Time of the Merger, each common share, without par value, of Middlefield (“Middlefield Common Shares”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive 2.6 common shares, without par value, of the Company (“Company Common Shares”).  No fractional Company Common Shares were issued in the Merger, and Middlefield's shareholders became entitled to receive cash in lieu of fractional Company Common Shares.

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

A discussion of the general development of the Bank’s business and information regarding its financial performance throughout 2025, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

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

Human Capital

Our core values of Integrity, Respect, Diligence, Stewardship, Commitment, Relationships and Performance represent our belief that our long-term success is closely tied to having a dedicated and engaged workforce. We are committed to attracting, developing, and retaining associates who reflect the communities in which we serve. As of December 31, 2025, Farmers and its subsidiaries had 706 full-time equivalent employees. The market for top talent is highly competitive, and we recognize that workforce turnover is not only financially costly, but also is not aligned with our commitment to our team. Farmers is committed to supporting a high performing, collaborative culture that provides the foundation to attract and retain the best associates in banking. By investing in our team, we also invest in our financial future. We offer all of our associates a comprehensive benefits package that includes medical, dental and vision insurance, a flexible spending plan, prescription drug coverage, group life insurance, short-term and long-term disability insurance, a traditional 401(k) Plan, a Roth IRA plan, competitive paid time off/paid holidays, competitive incentives, an annual Profit Sharing Plan and an Employee Stock Purchase Plan.

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

Significant aspects of the laws and regulations that have, or could have, a material impact on Farmers and its subsidiaries are described below. To the extent that the following discussion describes legislation, statutes, regulations or policies applicable to the Company or its subsidiaries, the discussion is qualified in its entirety by reference to the full text of the legislation, statutes, regulations and policies that are described herein, as they may be amended or revised by the United States ("U.S."), Congress or state legislatures and federal or state regulatory agencies, as the case may be. Changes in these legislation, statutes, regulations and policies may have a material adverse effect on the Company and its business, financial condition or results of operations. Such legislation, statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures as well as federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in applicable legislation, statutes, regulations or regulatory policies could have a material adverse effect on the Company and its business, financial condition or results of operations.

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

Under the capital adequacy standards of the Basel Committee on Banking Supervision ("Basel III"), common equity tier 1 capital consists of common stock and paid-in capital (net of treasury stock) and retained earnings. Common equity tier 1 capital is reduced by goodwill, certain intangible assets, net of associated deferred tax liabilities, deferred tax assets that arise from tax credit and net operating loss carryforwards, net of any valuation allowance, and certain other items as specified by Basel III.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

The Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion). Bank holding companies with consolidated assets of less than $100 billion, including Farmers, are no longer subject to enhanced prudential standards. The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including Farmers, from certain record-keeping, reporting and disclosure requirements.

Volcker Rule

The Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”) places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it exempts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.

The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions.

Community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets are excluded from the restrictions of the Volcker Rule, including the prohibition on banking entities investing in or sponsoring covered funds. As a result, certain banking entities are permitted to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.

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

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35%. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35%. Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%. The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk. Because the DRR fell below the statutory minimum to 1.30% the FDIC adopted a restoration plan that requires the restoration of the DRR to 1.35% by September 30, 2028. The restoration plan maintained the scheduled assessment rates for all insured institutions.

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

Information About Our Executive Officers

The names, ages and positions of Farmers’ executive officers as of March 1, 2026:

Name	Age	Title
Troy Adair	59	Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank
Kevin J. Helmick	54	President and Chief Executive Officer of Farmers and Farmers Bank
Brian E. Jackson	56	Executive Vice President and Chief Information Officer of Farmers Bank
Michael E. Matuszak	58	Senior Executive Vice President and Chief Operating Officer of Farmers Bank
Mark A. Nicastro	55	Executive Vice President and Chief Human Resources Officer of Farmers Bank
Michael Oberhaus	49	Executive Vice President and Chief Risk Officer of Farmers Bank
Sherry Commons	54	Senior Vice President and Chief Accounting Officer of Farmers Bank
Michael Lipke	58	Senior Vice President and Chief Credit Officer of Farmers Bank
Amber Wallace Soukenik	60	Senior Executive Vice President and Chief Retail/Marketing Officer of Farmers Bank
Mark J. Wenick	66	Senior Executive Vice President and Chief Wealth Management Officer of Farmers Bank

Officers are generally elected annually by the Board of Directors. The term of office for all the above executive officers is for the period ending with the next annual meeting.

Principal Occupation and Business Experience of Executive Officers

Mr. Adair has served as Executive Vice President, Secretary, Treasurer and Chief Financial Officer of Farmers and Senior Executive Vice President and Chief Financial Officer of Farmers Bank since August 2021. Mr. Adair joined Farmers in June of 2021 as Executive Vice President of Finance. Prior to that time, Mr. Adair was the treasurer of Home Savings Bank/Premier Bank from February 2016 through June of 2021 and Director of Risk Management from February of 2002 to February of 2016. Mr. Adair has 38 years of experience in finance and accounting in the banking industry.

Mr. Helmick is the President and Chief Executive Officer of Farmers and Farmers Bank, a position he has held since November 2013. Prior to becoming President, Mr. Helmick was Secretary of Farmers and Executive Vice President – Wealth Management and Retail Services of Farmers Bank since January 2012. Mr. Helmick has been with the Company for 31 years and has a retail and investment background, including an MBA and CFP designation. From 1997 through 2008, Mr. Helmick served as the Vice President and Program Manager for Farmers Investments. In 2008, Mr. Helmick was promoted to Senior Vice President of Wealth Management and Retail Services where he was responsible for the management and oversight of the retail investment area of Farmers Bank, Farmers Insurance, and all branch sales and operational functions.

Mr. Jackson is the Executive Vice President and Chief Information Officer of Farmers Bank, a position he has held since May 2009. Prior to coming to the Company, Mr. Jackson was Assistant Vice President and Information Technology Manager with Home Savings Bank since 1993. He has over 32 years of experience in the IT field. Mr. Jackson was appointed as an executive officer in 2012.

Mr. Nicastro is the Executive Vice President and Chief Human Resources Officer of Farmers Bank. Mr. Nicastro was appointed to that position in 2017 and previously served as Director of Human Resources since joining Farmers in July 2009. Prior to that, Mr. Nicastro served as Staffing and Compliance Manager for Huntington National Bank (2007-2008) and Regional Human Resources Manager for Sky Bank from 2004 until 2007. Mr. Nicastro has an MBA, and has more than 27 years of experience in Human Resource Management from both large multi-national banks and regional community banks. He was appointed as an executive officer in 2012.

Mr. Matuszak is the Senior Executive Vice President and Chief Operating Officer of Farmers Bank, a position he has held since December of 2022. Most recently, Mr. Matuszak served as the Vice President, Cloud Services with Wellmark Blue Cross Blue Shield for 6 years, becoming Vice President, Cloud Services and CISO in 2019. Mr. Matuszak has more than 27 years of experience in operations, facilities, cybersecurity and software development throughout the financial services, insurance and healthcare industries. He also holds certifications in Six Sigma and ITIL and a master’s degree in technical communications.

Mr. Oberhaus is the Executive Vice President and Chief Risk Officer of Farmers Bank. Mr. Oberhaus joined Farmers National Bank as part of the merger with First National Bank of Orrville in June of 2015 as the company’s Enterprise Risk Manager. Prior to the merger Mr. Oberhaus served as the SVP and Chief Risk Officer of First National Bank of Orrville and brings more than 27 years of experience in banking.

Ms. Commons is the Senior Vice President and Chief Accounting Officer of Farmers Bank. Ms. Commons joined Farmers National Bank in March 2025.  Prior to coming to the Company, Ms. Commons was Senior Vice President and Controller of Premier Bank where she worked since 1997.  Ms. Commons has over 23 years of experience in finance and accounting in the banking industry.

Mr. Lipke is the Senior Vice President and Chief Credit Officer of Farmers Bank and has held that title since April of 2025.  Mr. Lipke joined Farmer National Bank as part of the merger with Cortland Bank in November of 2021 as the Director of Commercial Credit Administration.  Prior to the merger Mr. Lipke served as the SVP and Chief Credit Officer of Cortland Bank and has over 30 years of banking experience.

Ms. Wallace Soukenik has served as Senior Executive Vice President and Chief Retail/Marketing Officer for Farmers Bank since November 2013. In August 2008, Ms. Wallace Soukenik joined Farmers Bank as Senior Vice President and Director of Marketing. She has 35 years of experience in the marketing field. Prior to joining the Company, Ms. Wallace Soukenik served as the Assistant Vice President of Marketing and Physician Relations at Trumbull Memorial Hospital. She was appointed as an executive officer in 2012.

Mr. Wenick is Senior Executive Vice President and Chief Wealth Management Officer of Farmers Bank. Prior to coming to Farmers National Bank in 2017, Mr. Wenick was regional president of Chemical Bank for 3 years. Prior to that, Mr. Wenick spent 5 years in local bank investment and trust positions. He brings more than 42 years of financial expertise in the area of wealth management.

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

As of December 31, 2025, a majority of our loan portfolio consisted of commercial real estate and residential real estate loans, including real estate development, construction and residential and commercial mortgage loans. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

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

As of December 31, 2025, approximately 10.4% of our loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings and cause a significant increase in non-performing loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition or results of operations.

We may be unable to integrate the business of the Company and Middlefield successfully or realize the anticipated benefits of the Merger.

The Merger of Middlefield into Farmers was completed on March 2, 2026.  The combination of two independent businesses is complex, costly and time-consuming, and we anticipate devoting significant management attention and resources to integrating the business practices and operations of Middlefield into ours. Potential difficulties that we may encounter as part of the integration process include the following:

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

•	the inability to retain the service of key management and other key personnel;
•	the assumption of contractual obligations with less favorable or more restrictive terms; and
•	potential unknown liabilities and unforeseen increased expenses associated with the Merger.

It is possible that the integration process could result in diversion of the attention of the Company’s management and the disruption of, or the loss of momentum in, the Company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect our ability to maintain relationships with depositors, borrowers, employees and other constituencies or achieve the anticipated benefits of the Merger or could reduce our earnings or otherwise adversely affect our business, results of operations and financial condition.

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

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits – savings and money market accounts, time deposits less than $250,000 and demand deposits—comprised approximately 93.0% of total deposits at December 31, 2025. Additional available unused wholesale sources of liquidity include advances from the FHLB, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $498.5 million at December 31, 2025. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

Risks Relating to General Economic and Market Conditions

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

Our business consists mainly of making loans to salaried people or other wage earners who generally depend on their earnings to meet their repayment obligations, and our ability to collect on loans depends on the willingness and repayment ability of our customers. Adverse changes in the ability or willingness of a significant portion of our customers to repay their obligations to the Company, whether due to changes in general economic, political or social conditions including the results of national, state or local elections, the cost of consumer goods, interest rates, natural disasters, acts of war or terrorism, prolonged public health crisis or a pandemic, or other causes, or events affecting our customers such as unemployment, major medical expenses, bankruptcy, divorce or death, could have a material effect on our liquidity, financial condition and results of operations.

We maintain an allowance for credit losses in our financial statements. Under the Financial Accounting Standards Board ("FASB") Current Expected Credit Losses ("CECL") standard, the credit loss estimation process involves procedures that consider the unique characteristics of the Company’s loan portfolio segments, based on estimates and assumptions at that date. However, the amount of actual future credit losses we may incur is susceptible to changes in economic, operating and other conditions within our various local markets, which may be beyond our control, and such losses may exceed current estimates. Although Management believes that the Company’s allowance for credit losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot estimate loan losses with certainty, and we cannot provide any assurances that our allowance for loan losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves may adversely affect our financial condition and results of operations.

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

In recent years, several high profile bank failures caused uncertainty in the investor community and negative confidence among bank customers generally.

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

The FDIC maintains the Deposit Insurance Fund to resolve the cost of bank failures. Since late 2008, the FDIC has taken various actions intended to maintain a strong funding position and restore reserve ratios of the DIF. Those actions included increasing assessment rates for all insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, and imposing special assessments.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the DIF, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous change, including the stimulus programs issued in connection with the COVID-19 pandemic, and management cannot predict the effect of these changes. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by an institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect our shareholders and us.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators have increased their focus on the regulation of the financial services industry. Most recently, the U.S. Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the U.S. Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares.

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

Item 2. Properties.

At December 31, 2025, the Company conducted its business from its main office at 30 South Broad Street, Canfield, Ohio and 62 full-service banking centers and 2 stand-alone loan production offices located in northeast Ohio. Farmers Trust operates five offices in northeast Ohio and Farmers Insurance operates two offices. Farmers also has a back-office operations facility located in Niles, Ohio. See Note 8 to the Consolidated Financial Statements for additional information.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities.

Market Information regarding the Company’s Common Shares.

Farmers’ common shares currently trade under the symbol “FMNB” on the Nasdaq Capital Market. Farmers had approximately 37,672,309 holders of record of common shares at February 20, 2026. The following table sets forth price ranges and dividend information for Farmers’ common shares for the calendar quarters indicated. Quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Certain limitations and restrictions on the ability of Farmers to continue to pay quarterly dividends are described under the caption “Capital Resources” in Item 7 of this Part II, and under the caption “Dividends and Transactions with Affiliates” in Item 1 of Part I.

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2025	2025	2025	2025
High	$14.51	$13.89	$15.30	$14.67
Low	$12.80	$11.92	$13.19	$12.86
Cash dividends paid per share	$0.17	$0.17	$0.17	$0.17

	March 31,	June 30,	September 30,	December 31,
Quarter Ended	2024	2024	2024	2024
High	$14.75	$13.36	$16.32	$16.29
Low	$12.29	$11.55	$12.01	$13.64
Cash dividends paid per share	$0.17	$0.17	$0.17	$0.17

The following table provides information regarding the Company's purchases of its common shares during the quarter ended December 31, 2025:

	Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly Announced	Maximum Number of Shares that May Yet be Purchased Under
Period	Purchased	Share	Program	the Program
Beginning balance				497,047
October	4,366	$14.26	0	497,047
November	0	0	0	497,047
December	0	0	0	497,047
Ending balance	4,366	$0	0	497,047

On March 1, 2023, the Company announced that its Board of Directors authorized the purchase of up to 1,000,000 shares of its common stock in the open market or in privately negotiated transactions, from time to time and subject to market and other conditions. This 2023 Repurchase Program supersedes the Company’s prior share repurchase program discussed above. The 2023 Repurchase Program may be modified, suspended or terminated by the Company at any time. During 2025, no shares were repurchased under this plan. There were 497,047 shares left to repurchase under this plan at December 31, 2025.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents a discussion and analysis of Farmers’ financial condition and results of operations by its management. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2025, 2024 and 2023. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects management’s insights of known events and trends that have or may reasonably be expected to have a material effect on Farmers’ business, financial condition or results of operations.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024.

The Company recorded net income of $54.6 million for the year ended December 31, 2025, compared to $45.9 million for the year ended December 31, 2024. The Company reported $1.45 per diluted common share in 2025 compared to $1.22 per diluted common share in 2024.

Net Interest Income

The Company recognized net interest income of $142.4 million for the year ended December 31, 2025, compared to $128.4 million for the year ended December 31, 2024. The tax-equivalent net interest margin increased from 2.69% for 2024 to 2.95% for 2025. The increase in net interest margin was due to higher yields on interest earning assets and lower funding costs on interest bearing liabilities.  The Federal Reserve rate cuts late in 2024 and 2025 have benefited funding costs, while the lag effects of assets repricing continued to drive earning asset yields higher.

Total interest income increased from $227.7 million in 2024 to $233.8 million for 2025. The increase was primarily due to an increase in the yield on loans and securities associated with the higher interest rate environment.

Interest income on loans increased to $191.0 million for the year ended December 31, 2025, compared to $185.7 million for the year ended December 31, 2024. This increase was due to better yields on loans which increased from 5.76% in 2024 to 5.82% in 2025.

The income on federal funds sold and other interest income decreased by $1.9 million in 2025 to $1.8 million compared to $3.7 million in 2024 primarily due to a volume decrease of $26.8 million in 2025 and a decrease of 128 basis points in the yield on the portfolio.

Interest expense declined $8.0 million in 2025 to $91.3 million from $99.4 million in 2024. The decrease was primarily due to a 15 basis point decline in the yield on interest-bearing deposits and a decrease in the volume of average borrowed funds which decreased from $381.2 million in 2024 to $260.6 million in 2025.

Average Balance Sheets and Related Yields and Rates

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2025			2024			2023
	AVERAGE			AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE
EARNING ASSETS
Loans (1) (2)	$3,291,482	$191,433	5.82%	$3,227,384	$186,032	5.76%	$3,155,858	$172,161	5.46%
Taxable securities	1,140,462	29,491	2.59	1,110,905	26,838	2.42	1,143,547	26,231	2.29
Tax-exempt securities (1)	366,464	11,676	3.19	386,643	12,165	3.15	419,557	13,283	3.17
Other investments	41,809	1,930	4.62	35,402	1,450	4.10	39,559	1,986	5.02
Federal funds sold and other cash	69,534	1,802	2.59	96,288	3,727	3.87	74,950	2,476	3.30
Total earning assets	4,909,751	236,332	4.81	4,856,622	230,212	4.74	4,833,471	216,137	4.47

NONEARNING ASSETS

Noninterest-earning assets	254,563			234,297			205,683
Total Assets	$5,164,314			$5,090,919			$5,039,154

INTEREST-BEARING LIABILITIES

Time deposits	$753,803	$26,699	3.54%	$745,945	$29,329	3.93%	$654,717	$19,462	2.97%
Brokered time deposits	71,529	3,112	4.35	25,389	1,108	4.36	132,895	6,204	4.67
Savings deposits	1,158,663	17,578	1.52	1,095,470	16,144	1.47	1,113,561	9,899	0.89
Demand deposits - interest bearing	1,427,654	32,389	2.27	1,396,193	34,588	2.48	1,415,425	27,541	1.95
Total interest-bearing deposits	3,411,649	79,778	2.34	3,262,997	81,169	2.49	3,316,598	63,106	1.90

Short term borrowings	174,170	7,591	4.36	293,488	14,105	4.81	160,964	8,357	5.19
Long term borrowings	86,433	3,979	4.60	87,749	4,090	4.66	88,439	4,086	4.62
Total borrowed funds	260,603	11,570	4.44	381,237	18,195	4.77	249,403	12,443	4.99

Total Interest-Bearing Liabilities	3,672,252	91,348	2.49	3,644,234	99,364	2.73	3,566,001	75,549	2.12

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits - noninterest bearing	$998,255			981,115			1,065,389
Other Liabilities	52,896			58,134			50,302
Stockholders' equity	440,911			407,436			357,462
Total Liabilities and
Stockholders' Equity	$5,164,314			$5,090,919			$5,039,154
Net interest income and interest rate spread		$144,984	2.32%		$130,848	2.01%		$140,588	2.35%

Net interest margin			2.95%			2.69%			2.91%

(1)

Interest on certain tax-exempt loans and tax-exempt securities in 2025, 2024 and 2023 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

(2)	Nonaccrual loans are included in the average balance totals.

RATE AND VOLUME ANALYSIS

(Table Dollar Amounts in Thousands except Per Share Data)

The following table analyzes by rate and volume the dollar amount of changes in the components of the interest differential:

	2025 change from 2024			2024 change from 2023
	Net	Change Due	Change Due	Net	Change Due	Change Due
	Change	To Volume	To Rate	Change	To Volume	To Rate
Tax Equivalent Interest Income
Loans	$5,401	$3,695	$1,706	$13,871	$3,902	$9,969
Taxable securities	2,653	714	1,939	607	(749)	1,356
Tax-exempt securities	(489)	(635)	146	(1,118)	(1,042)	(76)
Other investments	480	262	218	(536)	(209)	(327)
Funds sold and other cash	(1,925)	(1,036)	(889)	1,251	705	546
Total interest income	$6,120	$3,000	$3,120	$14,075	$2,607	$11,468

Interest Expense
Time deposits	$(2,630)	$309	$(2,939)	$9,867	$2,712	$7,155
Brokered time deposits	2,004	2,014	(10)	(5,096)	(5,019)	(77)
Savings deposits	1,434	931	503	6,245	(161)	6,406
Demand deposits	(2,199)	779	(2,978)	7,047	(374)	7,421
Short term borrowings	(6,514)	(5,734)	(780)	5,748	6,880	(1,132)
Long term borrowings	(111)	(61)	(50)	4	(32)	36
Total interest expense	$(8,016)	$(1,762)	$(6,254)	$23,815	$4,006	$19,809

Increase (decrease) in tax equivalent net interest income	$14,136	$4,762	$9,374	$(9,740)	$(1,399)	$(8,341)

The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

Noninterest Income

Noninterest income increased to $46.1 million for the year ended December 31, 2025 compared to $41.7 million for the year ended December 31, 2024. The major categories of noninterest income are discussed below.

Service charges on deposit accounts decreased to $7.2 million for 2025 compared to $7.3 million in 2024 as overdraft fees lagged levels seen in 2024.

Bank owned life insurance income increased by $726,000 in 2025 to $3.4 million, compared to $2.7 million for the twelve months ended December 31, 2024. The Company purchased $15.0 million in policies during the first quarter of 2025 and policy crediting rates have increased over the last twelve months.

Trust fees increased to $11.1 million for the twelve months ended December 31, 2025, compared to $10.1 million for the twelve months ended December 31, 2024. The trust business continued to grow in 2025 as the value of assets under management increased.

Insurance agency commissions were $6.5 million in 2025 compared to $5.5 million in 2024.  The Company shared in the commission from the purchase of the new BOLI policies which added $432,000 to insurance commissions for the year.

Retirement plan consulting fees increased to $3.7 million for 2025 compared to $2.6 million for 2024. The Company picked up additional business in 2025 with the acquisition of Crest in December of 2024.  Revenue from this business is expected to continue to increase in 2026.

Security losses decreased to $2.2 million during the year ended December 31, 2025, from $2.6 million for the year ended December 31, 2024. The losses in 2025 were due to the Company restructuring securities in order to reinvest the proceeds into securities with a higher yield than those sold.

Net gains on the sale of loans increased by $148,000 rising from $1.5 million in 2024 to $1.7 million in 2025 driven by higher mortgage volume in 2025.

Other mortgage banking income increased by $37,000 in 2025 compared to 2024. The increase was driven by higher servicing income partially offset by higher impairment and slower amortization of the mortgage servicing rights.

Debit card fees increased to $7.9 million in 2025 compared to $7.5 million in 2024. The increase was primarily due to higher volumes.

Other operating income decreased to $3.9 million for the twelve months ended December 31, 2025, from $4.7 million for the twelve months ended December 31, 2024. Small Business Investment Company ("SBIC") income was $1.8 million for 2025 compared to $2.1 million in 2024.  In addition, the Company recorded $565,000 in recoveries on loans that were charged off prior to acquisition in 2024 while the Company did not receive any recoveries in 2025.

Noninterest Expenses

Noninterest expense totaled $116.5 million for the year ended December 31, 2025 compared to $106.7 million for the year ended December 31, 2024. The increase was primarily driven by system conversion and Merger related costs which increased from $92,000 in 2024 to $4.0 million in 2025.

Salaries and employee benefits increased by $3.4 million to $62.3 million for the year ended December 31, 2025 from $58.9 million for the year ended December 31, 2024. The increase was primarily driven by annual raises, the acquisition of Crest in the fourth quarter of 2024 and higher commission expense from increased revenue in the fee-based businesses.

Occupancy and equipment expense increased to $17.1 million in 2025 from $15.6 million in 2024 due to increased maintenance and software costs in 2025.

FDIC insurance and state and local taxes decreased to $4.7 million in 2025 from $5.0 million in 2024. The decline was due to lower FDIC expense as the Company had higher capital levels in 2025 resulting in lower expense.

System conversion and acquisition related costs increased from $92,000 in 2024 to $4.0 million in 2025.  The Company announced the plan to acquire Middlefield in October of 2025 along with its intention to convert its core system to Jack Henry.  The acquisition expense incurred in 2024 was related to the Company’s acquisition of Crest.

Advertising costs increased to $1.8 million in 2025 from $1.5 million in 2024 for new marketing campaigns introduced in 2025.

Intangible amortization expense increased slightly by $38,000 to $2.9 million for the years ended December 31, 2025 and 2024.

Other operating expense was steady at $13.7 million in 2025 compared to $13.8 million in 2024. The slight decrease was spread across several categories of expense.

Income Taxes

Income tax expense increased from $9.5 million for the year ended December 31, 2024, to $10.5 million for the year ended December 31, 2025. The increase was primarily due to higher pretax income partially offset by a lower effective tax rate due to increased tax credits investments. Income taxes are computed using the appropriate effective tax rates for each period. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 16.1% in 2025 and 17.1% for 2024. Refer to Note 18 to the Consolidated Financial Statements for additional information regarding the effective tax rate.

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023.

The Company recorded net income of $45.9 million for the year ended December 31, 2024, compared to $49.9 million for the year ended December 31, 2023. The Company reported $1.22 per diluted common share in 2024 compared to $1.33 per diluted common share in 2023.

Net Interest Income

The Company recognized net interest income of $128.4 million for the twelve months ended December 31, 2024, compared to $137.8 million for the twelve months ended December 31, 2023. The tax-equivalent net interest margin declined from 2.91% for 2023 to 2.69% for the year ended December 31, 2024. The margin declined due to increased funding costs associated with the Federal Reserve's aggressive rate increases in 2022 and 2023 along with an inverted U.S treasury yield curve which caused deposit funding costs to rise faster than the yields being earned on loans and securities.

Total interest income increased from $213.3 million in 2023 to $227.7 million for the twelve months ended December 31, 2024. The increase was primarily due to an increase in the yield on loans and securities associated with the higher interest rate environment.

Interest income on loans increased to $185.7 million for the year ended December 31, 2024, compared to $171.8 million for the year ended December 31, 2023. This increase was due to better yields on loans which increased to 5.76% in 2024 from 5.46% in 2023.

The income on federal funds sold and other interest income increased by $1.3 million in 2024 to $3.7 million compared to $2.5 million in 2023 primarily due to a volume increase of $21.3 million in 2024 and an increase of 57 basis points in the yield on the portfolio.

Interest expense increased $23.8 million in 2024 to $99.4 million from $75.5 million in 2023 The increase was primarily due to a 59 basis point increase in the yield on interest-bearing deposits and an increase in the volume of average borrowed funds which increased from $249.4 million in 2023 to $381.2 million in 2024. The increase in deposit costs was driven by the movement of lower cost checking and savings deposits into certificates of deposit while the increase in borrowed funds was due to a lower level of brokered CDs utilized in 2024.

Noninterest Income

Noninterest income declined slightly to $41.7 million for the year ended December 31, 2024 compared to $41.9 million for the year ended December 31, 2023. The major categories of noninterest income are discussed below.

Service charges on deposit accounts totaled $7.3 million in 2024 compared to $6.3 million in 2023. The increase was primarily due to the Company undertaking a review of all service charges in late 2023 and early 2024 and implementing fee increases across deposit product lines in the second quarter of 2024.

Bank owned life insurance income increased by $217,000 to $2.7 million for the twelve months ended December 31, 2024, compared to $2.4 million for the twelve months ended December 31, 2023. The increase was due to an increase of $241,000 from earnings on the policies offset by a decline in death benefits received from the policies.

Trust fees increased to $10.1 million in 2024 from $9.0 million in 2023. The trust business continued to grow in 2024 as the value of assets under management increased.

Insurance agency commissions were $5.5 million in 2024 compared to $5.4 million in 2023. The increase was driven by better income from fixed annuity sales offset by declines in property and casualty commissions.

Retirement plan consulting fees increased to $2.6 million for 2024 compared to $2.5 million for 2023. The Company picked up additional business in 2024 and with the acquisition of Crest in December of 2024.

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

Other operating income increased to $4.7 million for the twelve months ended December 31, 2024, from $4.5 million for the twelve months ended December 31, 2023. This increase was primarily due to decreased losses on the sale of assets offset by higher SBIC income in 2024 compared to 2023.

Noninterest Expenses

Noninterest expense totaled $106.7 million for the twelve months ended December 31, 2024 compared to $111.8 million for the twelve months ended December 31, 2023. The decline was primarily driven by merger related costs which fell from $5.5 million in 2023 to $92,000 in 2024.

Salaries and employee benefits increased to $58.9 million for the year ended December 31, 2024, an increase of $1.6 million, from $57.4 million for the year ended December 31, 2023. This increase was primarily due to salary increases and greater incentive compensation.

FDIC insurance and state and local taxes decreased to $5.0 million in 2024 from $5.8 million in 2023. The decline was due to lower FDIC expense as the Company had higher capital levels in 2024 resulting in lower expense.

Advertising costs declined to $1.5 million in 2024 from $1.8 million in 2023. This decrease was due to a few marketing campaigns being reduced in 2024.

Intangible amortization expense decreased by $573,000 in 2024 to $2.9 million compared to $3.4 million for the year ended December 31, 2023. The decline was primarily driven by the runoff of intangibles from older acquisitions.

Other operating expenses increased by $306,000 to $13.8 million in 2024 compared to $13.5 million in 2023. The increase was spread across several categories of expense.

Income Taxes

Income tax expense increased to $9.5 million for the year ended December 31, 2024, from $8.8 million for the year ended December 31, 2023. The increase was primarily due to a higher effective tax rate and less benefit from low income housing tax credits. Income taxes are computed using the appropriate effective tax rates for each period. The effective tax rates are less than the statutory tax rate primarily due to nontaxable interest and dividend income. The effective income tax rate was 17.1% in 2024 and 14.9% for 2023. Refer to Note 18 to the Consolidated Financial Statements for additional information regarding the effective tax rate.

Loan Portfolio

Maturities and Sensitivities of Loans to Interest Rates

The following schedule shows the composition of loans and the percentage of loans in each category at the dates indicated. Balances include unamortized loan origination fees and costs.

Years Ended December 31,	2025		2024		2023		2022		2021
Commercial Real Estate	$1,396,955	42.2%	$1,381,573	42.2%	$1,334,600	41.6%	$1,026,822	42.6%	$1,010,674	43.3%
Commercial	341,737	10.3	351,533	10.8	347,819	10.9	294,406	12.2	312,532	13.4
Residential Real Estate	1,032,966	31.3	1,003,678	30.8	986,032	30.8	607,557	25.3	580,242	24.9
Consumer	266,735	8.1	268,533	8.2	267,875	8.4	228,794	9.5	195,343	8.4
Agricultural	266,320	8.1	263,029	8.0	261,801	8.2	247,171	10.3	232,291	10.0
Total Loans	$3,304,713	100.0%	$3,268,346	100.0%	$3,198,127	100.0%	$2,404,750	100.0%	$2,331,082	100.0%

The following schedule sets forth maturities based on remaining scheduled repayments of principal for loans listed above as of December 31, 2025:

Types of Loans	1 Year or less	1 to 5 Years	5 to 15 Years	Over 15 Years
Commercial	$36,599	$158,738	$91,131	$55,269
Commercial Real Estate	$180,613	$517,266	$600,640	$98,436
Residential Real Estate	$9,175	$46,569	$195,767	$781,455
Consumer	$3,087	$118,409	$128,937	$16,302
Agricultural	$4,083	$36,337	$47,549	$178,351

The amounts of loans as of December 31, 2025, based on remaining scheduled repayments of principal, are shown in the following table:

Loan Sensitivities	1 Year or less	Over 1 Year	Total
Floating or Adjustable Rates of Interest	$123,573	$1,550,339	$1,673,912
Fixed Rates of Interest	109,985	1,520,816	1,630,801
Total Loans	$233,558	$3,071,155	$3,304,713

Total loans were $3.30 billion at December 31, 2025, compared to $3.27 billion at December 31, 2024, an increase of $36.4 million. Loans comprised 67.0% of the Bank’s average earning assets in 2025, compared to 66.5% in 2024.

Management recognizes that while the loan portfolio holds some of the Bank’s highest yielding assets, it is inherently the most risky portfolio. Accordingly, management attempts to balance credit risk versus return with conservative credit standards. Management has developed and maintains comprehensive underwriting guidelines and a loan review function that monitors credits during and after the approval process. To minimize risks associated with changes in the borrower’s future repayment capacity, the Bank generally requires scheduled periodic principal and interest payments on all types of loans and normally requires collateral.

Commercial real estate loans increased to $1.40 billion at December 31, 2025 from $1.38 billion at December 31, 2024. The Company’s commercial real estate loan portfolio includes loans for owner occupied and non-owner occupied real estate. These loans are made to finance properties such as office and industrial buildings, hotels and retail shopping centers.

The following tables present the amortized cost basis of the Company's commercial real estate portfolio segment by industry, inclusive of farmland, as of December 31, 2025 and 2024:

				Weighted
		% of		Average	Weighted
	Amortized	Commercial	% of Total	Loan-to-	Average
(In Thousands of Dollars)	Cost	Real Estate	Portfolio	Value	Occupancy
December 31, 2025
Commercial real estate
Retail	$337,257	20.97%	10.21%	51.86%	87.81%
Farmland	211,231	13.13%	6.39%	48.61%	100.00%
Warehouse/Industrial	236,391	14.70%	7.15%	52.50%	93.23%
Office	191,765	11.92%	5.80%	59.74%	81.76%
Multifamily	171,956	10.69%	5.20%	59.15%	72.03%
Medical	141,396	8.79%	4.28%	55.31%	93.83%
Hotel	44,356	2.76%	1.34%	44.15%	75.81%
Special Purpose	78,533	4.88%	2.38%	53.62%	98.62%
Restaurant	44,583	2.77%	1.35%	52.52%	100.00%
Multifamily - Construction	62,595	3.89%	1.89%	55.98%	27.46%
All Other	88,123	5.48%	2.67%	46.51%	96.04%
Total	$1,608,186	100.00%	48.66%

				Weighted
		% of		Average	Weighted
	Amortized	Commercial	% of Total	Loan-to-	Average
(In Thousands of Dollars)	Cost	Real Estate	Portfolio	Value	Occupancy
December 31, 2024
Commercial real estate
Retail	$345,354	21.75%	10.57%	53.93%	85.07%
Farmland	206,600	13.01%	6.32%	49.63%	100.00%
Warehouse/Industrial	186,316	11.73%	5.70%	54.26%	72.23%
Office	192,269	12.11%	5.88%	53.70%	74.06%
Multifamily	158,168	9.96%	4.84%	61.16%	85.75%
Medical	147,353	9.28%	4.51%	46.27%	92.60%
Hotel	44,301	2.79%	1.36%	45.24%	79.65%
Special Purpose	85,361	5.37%	2.61%	51.83%	98.53%
Restaurant	50,990	3.21%	1.56%	51.36%	100.00%
Multifamily - Construction	73,857	4.65%	2.26%	53.28%	29.61%
All Other	97,605	6.14%	2.99%	48.05%	94.97%
Total	$1,588,174	100.00%	48.60%

Residential real estate mortgage loans increased to $1.03 billion at December 31, 2025, from $1.0 billion at December 31, 2024. Farmers originated both fixed rate and adjustable rate mortgages during 2025. Fixed rate terms are offered with terms between fifteen and thirty years while adjustable rate products are offered with maturities up to thirty years. The Company sells all fixed rate loans that are secondary market eligible.

Commercial loans at December 31, 2025, totaled $341.7 million compared to $351.5 million at December 31, 2024. The Bank’s commercial loans are granted to customers within the immediate trade area of the Bank. The mix is diverse, covering a wide range of borrowers, business types and local municipalities. The Bank monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital and small business lines of credit.

Agricultural loans increased from $263.0 million in 2024 to $266.3 million in 2025. The Company’s agricultural loan portfolio contains a diverse mix of dairy, crops, land, poultry and cattle loans.

Consumer loans decreased to $266.7 million at December 31, 2025, from $268.5 million at December 31, 2024. The consumer loan portfolio includes indirect auto loans and other consumer loan products.

Summary of Credit Loss Experience

The following is an analysis of the allowance for credit losses for the years 2021 through 2025:

Years Ended December 31,	2025	2024	2023	2022	2021
Balance at Beginning of Year	$35,863	$34,440	$26,978	$29,386	$22,144
Charge-Offs:
Commercial Real Estate	(4,565)	(4,619)	(349)	(300)	(70)
Commercial	(1,491)	(1,742)	(1,272)	(2,042)	(388)
Residential Real Estate	(268)	(155)	(384)	(92)	(297)
Consumer	(1,183)	(1,471)	(932)	(870)	(912)
Total Charge-Offs	(7,507)	(7,987)	(2,937)	(3,304)	(1,667)
Recoveries on Previous Charge-Offs:
Commercial Real Estate	22	22	1	3	33
Commercial	558	520	103	75	199
Residential Real Estate	110	177	81	89	162
Consumer	476	447	496	479	411
Total Recoveries	1,166	1,166	681	646	805
Net Charge-Offs	(6,341)	(6,821)	(2,256)	(2,658)	(862)
Impact of CECL adoption	0	0	0	0	2,160
Provision For Credit Losses and Day One Purchase entry	7,289	8,244	9,718	250	5,944
Balance at End of Year	$36,811	$35,863	$34,440	$26,978	$29,386
Ratio of Net Commercial Real Estate Charge-offs To Average Loans Outstanding	0.14%	0.14%	0.01%	0.01%	0.00%
Ratio of Net Commercial Charge-offs To Average Loans Outstanding	0.03%	0.04%	0.04%	0.08%	0.01%
Ratio of Net Residential Real Estate Charge-offs To Average Loans Outstanding	0.00%	0.00%	0.01%	0.00%	0.01%
Ratio of Net Consumer Charge-offs To Average Loans Outstanding	0.02%	0.03%	0.01%	0.02%	0.02%
Allowance for Credit Losses/Total Loans	1.11	1.10	1.08	1.12	1.26

The provision for credit losses, which includes the provision for unfunded commitments, declined to $7.1 million in 2025 compared to $8.0 million in 2024. This decline was attributed to a reduction in net charge offs from $6.8 million in 2024 to $6.3 million in 2025, reduction due to pool migration where the allocated reserve decreased from $1.3 million in 2024 to a release of reserves of $407,000 in 2025, and a reduction due to adjustments in Portfolio Composition and Growth qualitative factor from $844,000 in 2024 to a release of reserves of $1.7 million in 2025. Offsetting this was an increase in specific reserve for individually evaluated credits of $2.4 million from $1.1 million in 2024 to $3.5 million in 2025, and an increase in historical loss ratios where the allocated reserve increased from a release of reserves of $238,000 in 2024 to an increase in reserves of $1.1 million in 2025. The increased specific reserve was driven by $2.1 million for two individually evaluated commercial real estate non-owner occupied relationships.

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

The allowance for credit losses to total loans increased to 1.11% at December 31, 2025, compared to 1.10% at December 31, 2024. Nonperforming loans to total loans increased from 0.70% at December 31, 2024 to 0.79% at December 31, 2025. Nonperforming loans to total loans increased in 2025 primarily due to a single commercial real estate relationship totaling $4.4 million moving into nonaccrual status.

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

The allowance for credit losses increased to $36.8 million at December 31, 2025, compared to $35.9 million at December 31, 2024. The increase was primarily driven by the specific reserve for two individually evaluated commercial real estate non-owner occupied relationships.

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

The following table summarizes the Company’s nonperforming loans and nonperforming assets for the years ending 2021 through 2025:

Nonperforming Assets
December 31,	2025	2024	2023	2022	2021
Nonaccrual loans:
Commercial Real Estate	$15,830	$10,642	$5,852	$4,057	$3,004
Commercial	2,778	3,858	1,802	3,840	7,190
Residential Real Estate	4,537	4,983	3,807	3,438	4,280
Consumer	641	600	461	494	682
Agricultural	2,076	2,120	2,486	2,482	314
Total Nonaccrual Loans	$25,862	$22,203	$14,408	$14,311	$15,470
Loans Past Due 90 Days or More	353	615	655	492	725
Total Nonperforming Loans	$26,215	$22,818	$15,063	$14,803	$16,195
Repossessed assets	103	33	166	73	0
Total Nonperforming Assets	$26,318	$22,851	$15,229	$14,876	$16,195

Percentage of Nonperforming Loans to Total Loans	0.79%	0.70%	0.47%	0.62%	0.69%
Percentage of Nonperforming Assets to Total Assets	0.50%	0.45%	0.30%	0.36%	0.39%
Loans Delinquent 30-89 days	$16,947	$13,032	$16,705	$9,605	$8,891
Percentage of Loans Delinquent 30-89 days to Total Loans	0.51%	0.40%	0.52%	0.40%	0.38%
Percentage of Nonaccrual Loans to Total Loans	0.78%	0.68%	0.45%	0.60%	0.66%
Percentage of Allowance for Credit Losses to Nonaccrual Loans	142.34%	161.52%	239.03%	188.51%	189.94%

The following table summarizes the Company’s allocation of the allowance for credit losses under CECL for the years 2021 through 2025:

December 31,	2025		2024		2023		2022		2021
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial Real Estate	$20,064	48.7%	$19,259	48.6%	$18,150	48.1%	$14,840	50.5%	$15,879	51.0%
Commercial	4,536	12.0	4,628	12.4	5,086	12.6	4,186	14.6	4,949	15.7
Residential Real Estate	7,241	31.3	7,271	30.7	6,917	30.8	4,374	25.3	4,870	24.9
Consumer	4,970	8.0	4,705	8.3	4,287	8.5	3,578	9.6	3,688	8.4
	$36,811	100%	$35,863	100%	$34,440	100%	$26,978	100%	$29,386	100%

The allowance allocated to each of the four loan categories should not be interpreted as an indication that charge-offs in 2025 occurred in the same proportions or that the allocation indicates future charge-off trends. The allowance allocated to the one-to-four family real estate loan category and the consumer loan category is based upon the Company’s allowance methodology for homogeneous loans, and increases and decreases in the balances of those portfolios. For the commercial real estate and commercial categories, which represent 42.3% and 10.3% of the total loan portfolio in 2025, respectively, management relies on the Bank’s internal loan review procedures and allocates accordingly based on loan classifications. The gross charge-offs in the commercial real estate portfolio, were $4.6 million for 2025, which represented approximately 60.8% of the gross losses for the entire loan portfolio.

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

As of December 31, 2025, there were no concentrations of loans exceeding 10% of total loans that are not disclosed as a category of loans. As of that date, there were also no other interest-earning assets that are either nonaccrual, past due, restructured or non-performing.

Investment Securities

The debt securities available for sale increased $76.9 million in 2025 to $1.34 billion at December 31, 2025, from $1.27 billion at December 31, 2024. For additional information regarding Farmers’ investment securities see Note 3 to the Consolidated Financial Statements.

The following table shows the carrying value of investment securities by type of obligation at the dates indicated:

December 31,	2025	2024
U.S. Treasury securities	$55,397	$52,606
U.S. government sponsored enterprise debt securities	39,898	62,501
Mortgage-backed securities - residential and collateralized mortgage obligations	729,350	626,643
Small Business Administration	2,070	2,475
Obligations of states and political subdivisions	503,697	504,880
Corporate bonds	13,045	17,448
Debt securities available for sale	$1,343,457	$1,266,553
Other investments	15,866	14,736
Total securities	$1,359,323	$1,281,289

A summary of debt securities held at December 31, 2025 classified according to maturity and including weighted average yield for each range of maturities is set forth below:

	December 31, 2025
Type and Maturity Grouping	Fair Value	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$0	0.00%
Maturing after one year but within five years	37,472	1.04%
Maturing after five years but within ten years	17,925	1.21%
Maturing after ten years	0	0.00%
Total U.S. Treasury securities	$55,397	1.10%

U.S. government sponsored enterprise debt securities
Maturing within one year	$0	0.00%
Maturing after one year but within five years	621	2.07%
Maturing after five years but within ten years	37,784	2.41%
Maturing after ten years	1,493	4.44%
Total U.S. government sponsored enterprise debt securities	$39,898	2.48%

Mortgage-backed securities - residential and collateralized mortgage obligations (1)
Maturing within one year	$4	3.20%
Maturing after one year but within five years	2,873	2.29%
Maturing after five years but within ten years	30,164	1.90%
Maturing after ten years	696,309	2.94%
Total mortgage-backed securities	$729,350	2.89%

Small Business Administration
Maturing within one year	$0	0.00%
Maturing after one year but within five years	0	0.00%
Maturing after five years but within ten years	1,512	2.15%
Maturing after ten years	558	1.94%
Total small business administration	$2,070	2.10%

Obligations of states and political subdivisions
Maturing within one year	$1,002	4.26%
Maturing after one year but within five years	5,385	3.23%
Maturing after five years but within ten years	102,628	3.18%
Maturing after ten years	394,682	2.87%
Total obligations of states and political subdivisions	$503,697	2.94%

Corporate bonds
Maturing within one year	$683	8.15%
Maturing after one year but within five years	9,265	6.48%
Maturing after five years but within ten years	3,097	8.90%
Maturing after ten years	0	0.00%
Total corporate bonds	$13,045	7.14%

(1)	Payments based on contractual maturity.

Premises and Equipment

Premises and equipment increased $4.6 million from $52.3 million at December 31, 2024, to $56.9 million at December 31, 2025. This increase was primarily due to the construction of additional office space at the Company's headquarters in Canfield, OH, partially offset by depreciation.

Bank Owned Life Insurance

The Company owns bank owned life insurance policies on the lives of certain members of management. The purpose of this investment is to help offset the costs of employee benefit plans. The cash surrender value of these policies increased to $119.4 million at December 31, 2025, compared to $101.4 million at December 31, 2024. This increase resulted from the purchase of an additional $15.0 million in policies in 2025.

Deposits

Total deposits increased to $4.34 billion at December 31, 2025, from $4.23 billion at December 31, 2024, an increase of $76.0 million. Noninterest bearing deposits increased $28.6 million during 2025 to $994.1 million from $965.5 million. Interest-bearing deposits increased $122.3 million to $3.35 billion at December 31, 2025, compared to $3.23 billion at December 31, 2024. The increase was primarily due to an increase in money market accounts of $113.1 million. The Company paid off its brokered deposits in 2025 to take advantage of lower cost funding opportunities.

Average balances and average rates paid on deposits are as follows:

	Years Ended December 31
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand	$998,255	0.00%	$981,115	0.00%	$1,065,389	0.00%
Interest-bearing demand	1,427,654	2.27%	1,396,193	2.48%	1,415,425	1.95%
Money market	745,011	2.34%	659,807	2.43%	602,445	1.62%
Savings	413,652	0.03%	435,663	0.03%	511,116	0.03%
Brokered time deposits	71,529	4.35%	25,389	4.36%	132,895	4.67%
Certificates of deposit	753,803	3.54%	745,945	3.93%	654,717	2.97%
Total	$4,409,904	1.81%	$4,244,112	1.91%	$4,381,987	1.44%

The following table sets forth the maturities of retail certificates of deposit having principal amounts $250,000 or greater at December 31, 2025 (in thousands):

Retail certificates of deposit maturing in quarter ending:
March 31, 2026	$131,997
June 30, 2026	112,815
September 30, 2026	17,079
December 31, 2026	20,936
After December 31, 2026	22,989
Total retail certificates of deposit with balances $250,000 or greater	$305,816

Uninsured deposits for bank and savings and loan registrants are U.S. federally insured depository institutions as the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes and amounts in any other uninsured investment or deposit account that are classified as deposits and not subject to any federal or state deposit insurance regimes. Deposits in amounts in excess of the FDIC insurance limit were $1.49 billion, or 33.8% of total deposits at December 31, 2025.

Short-Term Borrowings

The Company's short-term borrowings decreased by $24.0 million from $305.0 million at December 31, 2024, to $281.0 million at December 31, 2025. This decrease was funded by the increase in deposits in 2025. The Company uses short term borrowings to manage the ongoing fluctuations with loans and deposits, when necessary.

Long-Term Borrowings

Total long-term borrowings increased $583,000 to $86.7 million at December 31, 2025, from $86.2 million at December 31, 2024. In 2024, the Company bought back and retired $3.0 million of its outstanding subordinated notes. The Company may, at its option, beginning December 15, 2026, redeem additional portions of the notes, in whole or in part, from time to time, subject to certain conditions.  See Note 13 to the consolidated Financial Statements additional detail.

Stockholders’ Equity

Total stockholders’ equity increased $79.7 million from $406.0 million at December 31, 2024, to $485.7 million at December 31, 2025. The increase was primarily due to net income of $54.6 million and a decrease in accumulated other comprehensive loss of $49.2 million offset by dividends paid on common stock of $25.6 million.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2025, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

Commitments
12/31/2025
	Note
	Ref.	2026	2027	2028	2029	2030	Thereafter
Deposits without maturity		$3,576,016
Certificates of deposit and brokered time deposits	11	720,109	$20,946	$13,449	$5,044	$4,887	$2,327
Long-term borrowings	13	0	0	0	0	0	90,000
Leases	9	1,380	1,248	1,190	1,076	922	3,869

There are also $19.5 million of unfunded commitments to various partnership investment funds. The Company invests in these funds, consisting of affordable housing tax credit investments and SBIC funds, in efforts to comply with CRA regulations. The commitments have no predetermined due dates but are expected to be funded sporadically over the next ten years. Note 14 to the Consolidated Financial Statements discusses in greater detail other commitments and contingencies and the various obligations that exist under those agreements. Examples of these commitments and contingencies include commitments to extend credit and standby letters of credit.

Management’s policy is to not engage in derivatives contracts for speculative trading purposes. The Company does utilize interest-rate swaps as a way of helping manage interest rate risk and not as derivatives for trading purposes. See Note 22 of the consolidated Financial Statements for additional detail.

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

Capital Resources

The Bank, as a national chartered bank, is subject to the dividend restrictions set forth by the OCC. The OCC must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years (as defined). Farmers and Farmers Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2025, under the minimum capital requirements associated with the Basel III, Farmers Bank and Farmers are required to have actual and minimum capital ratios, which are detailed in Note 16 of the Consolidated Financial Statements. Farmers Bank and Farmers had capital ratios above the minimum levels at December 31, 2025 and 2024. At year-end 2025 and 2024, the most recent regulatory notifications categorized Farmers Bank as well capitalized under the regulatory framework for prompt corrective action.

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 2.30% from 4Q2025 to 4Q2026, U.S. PCE inflation of 2.40%, and U.S. unemployment of 4.40%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•	The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•	Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of December 31, 2025, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•	An increase of approximately $658,000 for residential real estate loans and lending-related commitments
•	An increase of approximately $924,000 for commercial real non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended December 31, 2025.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At December 31, 2025, on a consolidated basis, Farmers had intangibles of $17.9 million subject to amortization and $167.5 million in goodwill, which was not subject to periodic amortization.

The Company accounts for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at the estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities. In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Loans acquired in a business combination transaction are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

Recent Accounting Pronouncements and Developments

Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by Farmers during 2025 and 2024 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable sections of this financial review and notes to the consolidated financial statements.

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

	2025	2024	ALCO
Changes In Interest Rate (basis points)	Result	Result	Guideline
Net Interest Income Change
+400	-6.6%	-9.0%	-12.5%
+300	-5.2%	-7.0%	-10.0%
+200	-3.4%	-4.7%	-7.5%
+100	-1.8%	-2.5%	-5.0%
-100	1.4%	2.2%	-5.0%
-200	2.3%	3.9%	-10.0%
-300	3.4%	5.5%	-15.0%
-400	3.5%	6.1%	-20.0%
Net Present Value Of Equity Change
+400	-27.9%	-37.2%	-12.5%
+300	-20.7%	-27.3%	-10.0%
+200	-12.9%	-17.7%	-7.5%
+100	-6.2%	-9.0%	-5.0%
-100	3.1%	5.5%	-10.0%
-200	2.4%	7.1%	-15.0%
-300	-2.9%	4.4%	-20.0%
-400	-2.5%	1.5%	-25.0%

The yield curve has changed dramatically over the past three years. From March 2022 to July 2023, in an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate from 0.25% to 5.50%. The committee then held the discount rate at 5.50% until September 2024 when they cut the discount rate by a total of 100 basis points over the last four months of 2024. These rate cuts in 2024 were an attempt to guide the economy into a “soft landing”, where the still comparatively elevated rate would continue to bring down inflation without harming the job market or the economy.  The committee cut rates by 25 basis points three more times in 2025 in an effort to prioritize employment to promote economic stability amid a slowing labor market.  The new target rate set in December 2025 is 3.50% to 3.75%.  Even with these six rate cuts over the last sixteen months, the discount rate remains elevated.

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

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both December 31, 2025, and December 31, 2024. A report on interest rate risk is presented to the Board of Directors and the ALCO on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, was effective.

Crowe LLP, the independent registered public accounting firm that audited the 2025 consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.

Kevin J. Helmick	Troy Adair
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Farmers National Banc Corp.

Canfield, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Farmers National Banc Corp. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

The primary procedures performed to address the critical audit matter included:

●	Testing the effectiveness of management’s controls addressing:
o	Evaluation of the ACL calculation, including development and reasonableness of the qualitative framework.
o	Evaluation of the appropriateness of the key assumptions and judgments used in the determination of qualitative factors and the relevance and reliability of data used in the qualitative factors.

●	Substantive testing included evaluating the:
o	Appropriateness of the qualitative framework.
o	Reasonableness of the key assumptions and judgments applied in developing the qualitative factors.
o	Relevance and reliability of data used in the qualitative factors.

Crowe LLP

We have served as the Company's auditor since 2022.

Columbus, Ohio

March 5, 2026

CONSOLIDATED BALANCE SHEETS

(Table Dollar Amounts in Thousands except Per Share Data)

December 31,	2025	2024
ASSETS
Cash and due from banks	$20,486	$20,426
Federal funds sold and other	71,871	65,312
TOTAL CASH AND CASH EQUIVALENTS	92,357	85,738

Debt securities available for sale, at fair value (amortized cost $1,525,224 in 2025 and $1,510,681 in 2024)	1,343,457	1,266,553
Other investments	45,397	45,405
Loans held for sale, at fair value	1,516	5,005
Loans	3,304,713	3,268,346
Less allowance for credit losses	36,811	35,863
NET LOANS	3,267,902	3,232,483

Premises and equipment, net	56,861	52,274
Goodwill	167,450	167,450
Other intangibles, net	17,851	20,750
Bank owned life insurance	119,367	101,418
Tax credit investments	29,256	22,000
Other assets	104,456	119,848
TOTAL ASSETS	$5,245,870	$5,118,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$994,122	$965,507
Interest-bearing	3,348,656	3,226,321
Brokered time deposits	0	74,951
TOTAL DEPOSITS	4,342,778	4,266,779

Short-term borrowings	281,000	305,000
Long-term borrowings	86,733	86,150
Other liabilities	49,634	54,967
TOTAL LIABILITIES	4,760,145	4,712,896

Commitments and contingent liabilities (Note 14)

Stockholders' equity
Common Stock, no par value; 50,000,000 shares authorized; 39,321,709 shares issued and 37,653,183 and 37,585,612 shares outstanding, respectively	366,625	366,059
Retained earnings	286,196	257,173
Accumulated other comprehensive (loss)	(144,075)	(193,265)
Treasury stock, at cost; 1,668,526 and 1,736,097 shares, respectively	(23,021)	(23,939)
TOTAL STOCKHOLDERS' EQUITY	485,725	406,028
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,245,870	$5,118,924

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$191,003	$185,710	$171,808
Taxable securities	29,492	26,838	26,231
Tax exempt securities	9,565	10,007	10,834
Dividends	1,930	1,450	1,986
Federal funds sold and other interest income	1,802	3,727	2,476
TOTAL INTEREST AND DIVIDEND INCOME	233,792	227,732	213,335

INTEREST EXPENSE
Deposits	79,778	81,169	63,106
Short-term borrowings	7,591	14,105	8,357
Long-term borrowings	3,979	4,090	4,086
TOTAL INTEREST EXPENSE	91,348	99,364	75,549
NET INTEREST INCOME	142,444	128,368	137,786
Provision for credit losses	7,289	8,244	8,718
(Credit) provision for unfunded commitments	(220)	(278)	435
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES AND UNFUNDED COMMITMENTS	135,375	120,402	128,633

NONINTEREST INCOME
Service charges on deposit accounts	7,212	7,311	6,322
Bank owned life insurance income, including death benefits	3,385	2,659	2,442
Trust fees	11,061	10,099	9,047
Insurance agency commissions	6,531	5,472	5,444
Security (losses), including fair value changes for equity securities	(2,211)	(2,638)	(471)
Retirement plan consulting fees	3,650	2,637	2,467
Investment commissions	2,614	2,007	1,978
Net gains on sale of loans	1,650	1,502	2,391
Other mortgage banking income, net	472	435	711
Debit card and EFT fees	7,907	7,484	7,059
Other operating income	3,859	4,748	4,471
TOTAL NONINTEREST INCOME	46,130	41,716	41,861

NONINTEREST EXPENSE
Salaries and employee benefits	62,277	58,925	57,374
Occupancy and equipment	17,083	15,588	15,434
FDIC insurance and state and local taxes	4,661	5,029	5,848
Professional fees	4,391	4,317	4,351
System conversion/ Acquisition related costs	4,048	92	5,475
Advertising	1,825	1,503	1,793
Intangible amortization	2,899	2,861	3,434
Core processing charges	5,601	4,622	4,639
Other operating expenses	13,674	13,754	13,448
TOTAL NONINTEREST EXPENSE	116,459	106,691	111,796
INCOME BEFORE INCOME TAXES	65,046	55,427	58,698

INCOME TAXES	10,460	9,478	8,766
NET INCOME	$54,586	$45,949	$49,932

EARNINGS PER SHARE:
Basic	$1.46	$1.23	$1.34
Diluted	$1.45	$1.22	$1.33

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2025	2024	2023
NET INCOME	$54,586	$45,949	$49,932

Other comprehensive income (loss):
Net unrealized holding (losses) gains on available for sale securities	60,062	(29,669)	48,805
Reclassification adjustment for losses realized in income on sales	2,298	2,681	498
Reclassification adjustment for losses (gains) realized in income on fair value hedge	(93)	772	(1,282)
Net unrealized holding (losses) gains	62,267	(26,216)	48,021
Income tax effect	(13,077)	5,505	(10,084)
Unrealized holding (losses) gains, net of reclassification and tax	49,190	(20,711)	37,937

Change in funded status of post-retirement plan, net of tax	0	0	(1)

Other comprehensive (loss) income, net of tax	49,190	(20,711)	37,936

TOTAL COMPREHENSIVE INCOME	$103,776	$25,238	$87,868

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	(Loss) Income	Stock	Total
Balance December 31, 2022	$305,340	$212,375	$(210,490)	$(14,930)	$292,295
Net income		49,932			49,932
Other comprehensive income			37,936		37,936
Share issuance as part of a business combination	59,202				59,202
Restricted share issuance	(1,470)			1,482	12
Restricted share forfeitures	49			(46)	3
Stock based compensation expense	2,612				2,612
Vesting of Long Term Incentive Plan	(428)			431	3
Share forfeitures for taxes				(370)	(370)
Treasury share purchases				(11,660)	(11,660)
Dividends paid at $0.65 per share		(25,550)			(25,550)
Balance December 31, 2023	365,305	236,757	(172,554)	(25,093)	404,415
Net income		45,949			45,949
Other comprehensive loss			(20,711)		(20,711)
Restricted share issuance	(1,212)			1,212	0
Restricted share forfeitures	507			(515)	(8)
Stock based compensation expense	2,643				2,643
Vesting of Long Term Incentive Plan	(1,184)			1,184	0
Share forfeitures for taxes				(727)	(727)
Dividends paid at $0.68 per share		(25,533)			(25,533)
Balance December 31, 2024	366,059	257,173	(193,265)	(23,939)	406,028
Net income		54,586			54,586
Other comprehensive income			49,190		49,190
Restricted share issuance	(1,284)			1,284	0
Stock based compensation expense	2,495				2,495
Vesting of Long Term Incentive Plan	(645)			645	0
Share forfeitures for taxes				(1,011)	(1,011)
Dividends paid at $0.68 per share		(25,563)			(25,563)
Balance December 31, 2025	$366,625	$286,196	$(144,075)	$(23,021)	$485,725

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Table Dollar Amounts in Thousands except Per Share Data)

Years ended December 31,	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,586	$45,949	$49,932
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	7,289	8,244	8,718
(Credit) provision for unfunded commitments	(220)	(278)	435
Depreciation and amortization	6,777	6,401	7,327
Net amortization (accretion) of securities	(820)	554	925
Available for sale security losses	2,298	2,681	498
Realized gains on equity securities	(87)	(43)	(27)
Gain on debt extinguishment	0	(444)	0
Losses on premises and equipment sales and disposals, net	59	490	316
Stock compensation expense	2,495	2,643	2,612
Earnings on bank owned life insurance	(3,275)	(2,578)	(2,337)
Income recognized from death benefit on bank owned life insurance	(110)	(81)	(105)
Origination of loans held for sale	(92,387)	(74,522)	(64,647)
Proceeds from loans held for sale	95,856	74,736	64,910
Net gains on sale of loans	(1,650)	(1,502)	(2,391)
Net change in other assets and liabilities	(10,769)	4,365	(3,238)
NET CASH FROM OPERATING ACTIVITIES	60,042	66,615	62,928

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	79,077	58,947	58,562
Proceeds from sales of securities available for sale	53,458	49,728	85,306
Purchases of securities available for sale	(148,557)	(105,750)	(650)
Proceeds from sale of equity securities	79	61	69
Purchases of equity securities	(85)	(69)	(70)
Proceeds from maturities and repayments of SBIC funds	2,155	2,605	2,030
Purchases of SBIC funds	(3,193)	(2,175)	(1,870)
Purchases of restricted stock	(19,637)	(21,270)	(30,288)
Proceeds from redemption of restricted stock	20,776	10,797	36,084
Loan originations and payments, net	(36,559)	(70,293)	(61,919)
Purchase of portfolio loans	(8,044)	(8,069)	0
Proceeds from loans held for sale previously classified as portfolio loans	3,785	1,594	6,785
Proceeds from BOLI death benefit	460	730	419
Purchase of company owned life insurance	(15,000)	0	0
Proceeds from land and building sales	298	331	533
Additions to premises and equipment	(7,861)	(11,692)	(3,880)
Net cash paid in business combinations	0	(600)	(13,175)
NET CASH (USED IN) FROM INVESTING ACTIVITIES	(78,848)	(95,125)	77,936

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	75,999	89,393	(260,195)
Net change in short-term borrowings	(24,000)	(50,000)	185,000
Redemption of subordinated debentures	0	(2,535)	0
Cash dividends paid	(25,467)	(25,388)	(25,396)
Cash paid for withholding taxes on share-based awards	(1,107)	(880)	(622)
Repurchase of common shares	0	0	(11,544)
NET CASH FROM (USED IN) FINANCING ACTIVITIES	25,425	10,590	(112,757)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,619	(17,920)	28,107

Beginning cash and cash equivalents	85,738	103,658	75,551
Ending cash and cash equivalents	$92,357	$85,738	$103,658

Supplemental cash flow information:
Interest paid	$89,262	$101,247	$78,520

Supplemental noncash disclosures:
Issuance of stock for business combinations	$0	$0	$59,202
Issuance of stock awards	$1,929	$2,397	$1,913
Transfer of loans to loans held for sale	$2,115	$1,600	$7,510
Lease liabilities assumed from obtaining right-of-use assets	$998	$2,201	$1,289

See Note 2 regarding non-cash transactions included in the acquisition

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Dollar Amounts in Thousands except Per Share Data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Farmers National Banc Corp. (“Company”) and its wholly-owned subsidiaries, The Farmers National Bank of Canfield (“Bank” or “Farmers Bank”), Farmers Trust Company (“Farmers Trust”) and Farmers National Captive, Inc. (“Captive”). Captive was a wholly-owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company and its subsidiaries until November 2023 when the Company dissolved the entity. The consolidated financial statements also include the accounts of the Bank’s subsidiaries; Farmers National Insurance, LLC (“Farmers Insurance”) and Farmers of Canfield Investment Co. (“Farmers Investments”). The Company completed its acquisition of Emclaire Financial Corp., (“Emclaire”) on January 1, 2023, and has since included its results of operations in the Consolidated Statements of Income. Together all entities are referred to as “the Company.” All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Company provides full banking services, including wealth management services and mortgage banking activity, through the Bank. As a national bank, the Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The primary area served by the Bank is the northeastern region of Ohio and the western region of Pennsylvania, through sixty-two (62) locations. The Company provides trust services and retirement consulting services through its Farmers Trust subsidiary and insurance services through the Bank’s Insurance subsidiary. Farmers Trust has a state-chartered bank license to conduct trust business from the Ohio Department of Commerce – Division of Financial Institutions. The primary purpose of Farmers Investments is to invest in municipal securities. On November 20, 2023, the Captive entity was dissolved. Captive pooled resources with eleven similar insurance subsidiaries of financial institutions to spread a limited amount of risk among the pool members and to provide insurance where not available or economically feasible.

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

Changes in the allowance for credit losses are recorded as credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025 and 2024, the Company has not recorded an allowance for credit losses on available-for-sale securities.

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

Purchased Credit Deteriorated Loans (PCD): The Company acquires loans individually and in groups or portfolios. At acquisition, the Company reviews each loan to determine whether there is evidence of more than insignificant deterioration of credit quality since origination. Loans having an aggregate commitment of $250,000 or greater and exhibiting the following characteristics have evidence of more than insignificant deterioration.

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

Concentration of Credit Risk: There are no significant concentrations of loans to any one industry or customer. However, most of the Company’s business activity is with customers located within Northeastern Ohio and Western Pennsylvania. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy of a nineteen county area. Loans secured by real estate represent 73.8% of the total portfolio and changes related to the real estate markets are monitored by management.

Allowance for Credit Losses: The Company uses the current expected credit loss model (“CECL”). This methodology for calculating the allowance for credit losses considers the expected loss over the life of the loan. It also considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements. The Company uses the cohort (“cohort”) and the probability of default/loss given default (“PD/LGD”) methodologies as described in the Credit Quality Indicators section of the loan footnote. Under ASC 326, if a loan does not share similar risk characteristics with loans in that pool, expected credit losses for that loan are evaluated individually. The Company has established specific thresholds for the loan portfolio that trigger when loans need to be evaluated individually. Including but not limited to commercial loans with an aggregate book balance of $500,000 or greater, or consumer loans with book balance of $250,000 or greater in which their payment of contractual principal balance and or interest is in doubt (nonaccrual status). In addition, ASC 326 requires the Company to establish a separate liability for anticipated credit losses for unfunded commitments.

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

Servicing Rights: When mortgage loans are sold and servicing rights are retained, the servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data to validate the model results and assumptions. The fair value of the mortgage servicing rights as of December 31, 2025 and 2024 was $5.08 million and $5.20 million, respectively.

All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing assets are evaluated for impairment based upon the fair value of the assets compared to carrying amount. Any impairment is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping. At December 31, 2025 and 2024, there was a valuation allowance totaling $329,000 and $89,000, respectively.

Servicing fee income is recorded when earned for servicing loans based on a contractual percentage of the outstanding principal or a fixed amount per loan. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees, late fees and ancillary fees related to loan servicing are not considered significant for financial reporting.

Foreclosed Assets: Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrow conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. These assets are recorded in other assets on the balance sheets as other real estate owned (“OREO”). Operating costs after acquisition are expensed. The Company had $52,000 of OREO recorded at both  December 31, 2025 and 2024.

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

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank is also a member of and owns stock in the Federal Reserve Bank. These stocks are carried at cost, classified as restricted securities included in other investments, and periodically evaluated for impairment based on ultimate recovery of par value. Restricted stock totaled $29.5 million at December 31, 2025 and $30.7 million in 2024. Cash and stock dividends are reported as income.

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

New Accounting Standards:

In December 2023, the FASB issued Accounting Standards Update "ASU" 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments of this Update are effective for fiscal years beginning after December 15, 2024. The Company has provided the amended disclosures herein Footnote 18 - Income Taxes of our Form 10-K for the year ending December 31, 2025.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The main new provision requires significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments of this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This Update was adopted by the Company and amendments were made to Footnote 23 - Segment Information.

On March 29, 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB. ASU 2024-02 applies to all reporting entities and updates the Codification by eliminating discrete references to the Concepts Statements across a variety of defined terms and Topics within the Codification. The FASB does not expect these Updates to have a significant effect on current accounting practice. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. The Company has reviewed our Form 10-K for the year ending December 31, 2025 to ensure compliance with this Update.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326). ASU 2025-08 expands the use of the gross up method to certain acquired loans beyond purchased financial assets with credit deterioration. The ASU applies the gross-up method to acquired non-PCD assets that are purchased seasoned loans ultimately eliminating the Day 1 credit loss expense and reducing interest income recognized in subsequent periods. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2026, and is applied on a prospective basis. Early adoption is permitted. This update was adopted by the Company during the first quarter of 2026.

NOTE 2 – BUSINESS COMBINATIONS

On January 1, 2023, the Company completed its previously announced merger with Emclaire Financial Corp., a Pennsylvania corporation and registered financial holding company (“Emclaire”), pursuant to the Agreement and Plan of Merger dated as of March 23, 2022. The Farmers National Bank of Emlenton, the banking subsidiary of Emclaire, merged with and into The Farmers National Bank of Canfield, the national banking subsidiary of the Company, with Farmers Bank as the surviving bank. Pursuant to the terms of the Emclaire Merger Agreement, at the effective time of the Emclaire Merger (the “Effective Time”) Emclaire merged with and into Merger Sub (the “Emclaire Merger”), with Merger Sub as the surviving entity in the Emclaire Merger. Promptly following the consummation of the Emclaire Merger, Merger Sub was dissolved and liquidated and The Farmers National Bank of Emlenton, the banking subsidiary of Emclaire, merged with and into The Farmers National Bank of Canfield, the national banking subsidiary of the Company, with Farmers Bank as the surviving bank. Pursuant to the terms of the Emclaire Merger Agreement, at the effective time of the merger, each common share, without par value, of Emclaire common shares issued and outstanding was converted into the right to receive, without interest, $40.00 in cash or 2.15 common shares, without par value, of the Company's common shares, subject to an overall limitation of 70% of the Emclaire common shares being exchanged and the remaining 30% of Emclaire common shares being exchanged for the cash. The transaction created expansion for the Company in Pennsylvania and into the Pittsburgh market. The Company issued 4.2 million shares of its common stock along with cash of $33.4 million, which represented a transaction value of approximately $92.6 million based on its closing stock price of $14.12 on December 31, 2023.

In accordance with ASC 805, the Company expensed approximately $5.5 million of merger related costs, for the Emclaire acquisition, during 2023, in addition to $2.0 million expensed for the year of 2022. The Company recorded goodwill of $72.9 million as a result of the combination. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence in Pennsylvania. The Emclaire Merger offered the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as added new customers in the expanded market area. The goodwill was determined not to be deductible for income tax purposes.

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

On October 22, 2025, Farmers and Middlefield jointly announced the execution of a definitive Merger Agreement providing for the merger of Middlefield with and into Farmers and the merger of Middlefield Bank with and into Farmers Bank. Middlefield is a bank holding company headquartered in Middlefield, OH, with approximately $1.9 billion in assets, $1.6 billion in portfolio loans, $1.5 billion in deposits, $229.6 million in stockholders’ equity and 21 branches as of December 31, 2025. The Merger was completed on March 2, 2026. Under the terms of the Merger Agreement, Farmers exchanged its common stock for Middlefield common stock in an all stock transaction. Middlefield shareholders received 2.6 shares of Farmers common stock per each share of Middlefield common stock.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2025, and 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at December 31, 2025 or 2024.

		Gross	Gross
	Amortized	Unrealized	Unrealized
2025	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$104,737	$45	$(9,487)	$95,295
State and political subdivisions	589,236	2,632	(88,171)	503,697
Corporate bonds	13,171	163	(289)	13,045
Mortgage-backed securities	629,376	731	(82,973)	547,134
Collateralized mortgage obligations	186,494	1,461	(5,739)	182,216
Small Business Administration	2,210	0	(140)	2,070
Totals	$1,525,224	$5,032	$(186,799)	$1,343,457

		Gross	Gross
	Amortized	Unrealized	Unrealized
2024	Cost	Gains	Losses	Fair Value
U.S. Treasury and U.S. government sponsored entities	$132,292	$0	$(17,185)	$115,107
State and political subdivisions	609,950	1,294	(106,364)	504,880
Corporate bonds	17,849	172	(573)	17,448
Mortgage-backed securities	605,350	34	(112,517)	492,867
Collateralized mortgage obligations	142,525	85	(8,834)	133,776
Small Business Administration	2,715	0	(240)	2,475
Totals	$1,510,681	$1,585	$(245,713)	$1,266,553

The proceeds from sales of available-for-sale securities and the associated gains and losses were as follows:

	2025	2024	2023
Proceeds	$53,458	$49,728	$85,306
Gross gains	0	17	441
Gross losses	(2,298)	(2,698)	(939)

The tax provision (benefit) related to these net realized gains (losses) was ($483,000), ($563,000), and ($105,000), respectively.

The amortized cost and fair value of the debt securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations, with or without a call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

Available for sale	December 31, 2025
	Amortized
Maturity	Cost	Fair Value
Within one year	$1,684	$1,686
One to five years	56,302	52,742
Five to ten years	174,011	161,433
Beyond ten years	475,147	396,176
Mortgage-backed Securities, Collateralized Mortgage Obligations and Small Business Administration	818,080	731,420
Totals	$1,525,224	$1,343,457

Securities with a carrying amount of $844.9 million at December 31, 2025 were pledged to secure public deposits and an unused line of credit, and securities with a carrying amount of $852.4 million at December 31, 2024 were pledged to secure public deposits and an unused line of credit. Farmers Trust had securities with a carrying amount of $122,000 and $117,000, respectively, in place at year-ends 2025 and 2024, as a pledge to qualify as a fiduciary in the State of Ohio.

In each year, there were no holdings of any issuer that exceeded 10% of stockholders’ equity, except for the U.S. Government, its agencies and its sponsored entities.

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at December 31, 2025 and 2024, aggregated by major security type and length of time in a continuous unrealized loss position.

2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government sponsored entities	$100	$0	$93,211	$(9,487)	$93,311	$(9,487)
State and political subdivisions	6,302	(1,360)	432,053	(86,811)	438,355	(88,171)
Corporate bonds	2,962	(44)	6,293	(245)	9,255	(289)
Mortgage-backed securities	48,965	(313)	437,859	(82,660)	486,824	(82,973)
Collateralized mortgage obligations	50,887	(621)	69,006	(5,118)	119,893	(5,739)
Small Business Administration	0	0	2,070	(140)	2,070	(140)
Total	$109,216	$(2,338)	$1,040,492	$(184,461)	$1,149,708	$(186,799)

2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and U.S. government sponsored entities	$4,592	$(320)	$110,515	$(16,865)	$115,107	$(17,185)
State and political subdivisions	66,436	(4,946)	400,911	(101,418)	467,347	(106,364)
Corporate bonds	4,303	(146)	8,568	(427)	12,871	(573)
Mortgage-backed securities	30,143	(365)	460,172	(112,152)	490,315	(112,517)
Collateralized mortgage obligations	65,046	(2,210)	51,405	(6,624)	116,451	(8,834)
Small Business Administration	0	0	2,475	(240)	2,475	(240)
Total	$170,520	$(7,987)	$1,034,046	$(237,726)	$1,204,566	$(245,713)

As of December 31, 2025, the Company’s security portfolio consisted of 899 securities, 716 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality, and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of December 31, 2025, the Company has not recorded an allowance for credit losses on available for sale (“AFS”) securities.

At December 31, 2024, the Company’s security portfolio consisted of 946 securities, 842 of which were in an unrealized loss position. The majority of unrealized losses on the Company’s securities were related to its holdings of mortgage-backed securities and state and political subdivisions. Furthermore, the treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities. At December 31, 2024 the Company did not consider any of its AFS securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses that had occurred were a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality, and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. At December 31, 2024, the Company had not recorded an allowance for credit losses on AFS securities.

Equity Securities

The Company also holds equity securities which include $15.5 million in Small Business Investment Company (“SBIC”) partnership investments as well as $370,000 in local and regional bank holdings and other miscellaneous equity funds at December 31, 2025. At December 31, 2024, the Company held $14.5 million in SBIC investments and $277,000 in local and regional bank holdings and other miscellaneous equity funds. These investments are held at modified cost and any changes in modified cost are recognized in income in 2025 and 2024.

NOTE 4 – LOANS

Loan balances at year end were as follows:

	2025	2024
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$393,061	$391,302
Non-owner occupied	710,468	695,699
Farmland	211,370	206,786
Other	294,587	295,713
Commercial
Commercial and industrial	340,224	349,966
Agricultural	54,195	55,606
Residential real estate
1-4 family residential	850,300	845,081
Home equity lines of credit	181,544	158,014
Consumer
Indirect	231,242	232,822
Direct	16,483	19,143
Other	10,070	7,989
Total originated loans	$3,293,544	$3,258,121
Net deferred loan costs	11,169	10,225
Allowance for credit losses	(36,811)	(35,863)
Net loans	$3,267,902	$3,232,483

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for years ended December 31, 2025, 2024 and 2023:

	Commercial		Residential
December 31, 2025	Real Estate	Commercial	Real Estate	Consumer	Total
(In Thousands of Dollars)
Allowance for credit losses
Beginning balance	$19,259	$4,628	$7,271	$4,705	$35,863
Provision for credit losses	5,348	841	128	972	7,289
Loans charged off	(4,565)	(1,491)	(268)	(1,183)	(7,507)
Recoveries	22	558	110	476	1,166
Total ending allowance balance	$20,064	$4,536	$7,241	$4,970	$36,811

	Commercial		Residential
December 31, 2024	Real Estate	Commercial	Real Estate	Consumer	Total
(In Thousands of Dollars)
Allowance for credit losses
Beginning balance	$18,150	$5,087	$6,916	$4,287	$34,440
Provision for credit losses	5,706	763	333	1,442	8,244
Loans charged off	(4,619)	(1,742)	(155)	(1,471)	(7,987)
Recoveries	22	520	177	447	1,166
Total ending allowance balance	$19,259	$4,628	$7,271	$4,705	$35,863

	Commercial		Residential
December 31, 2023	Real Estate	Commercial	Real Estate	Consumer	Total
(In Thousands of Dollars)
Allowance for credit losses
Beginning balance	$14,840	$4,186	$4,374	$3,578	$26,978
PCD ACL on loans acquired	850	138	11	0	999
Provision for credit losses	2,808	1,931	2,834	1,145	8,718
Loans charged off	(349)	(1,272)	(384)	(932)	(2,937)
Recoveries	1	104	81	496	682
Total ending allowance balance	$18,150	$5,087	$6,916	$4,287	$34,440

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to December 31, 2025. As of December 31, 2025, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, with a stable trend in unemployment, and an increased trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from December 31, 2024 to December 31, 2025 is largely attributed to two commercial real estate non-owner occupied relationships that are individually evaluated with specific reserves, and increased historical loss ratios in the commercial real estate non-owner occupied and indirect loan pools. These factors were partially offset by adjustments made to the maximum loss rates that anchor the qualitative factors and adjustments to the Portfolio Composition and Growth qualitative factor.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of December 31, 2025 and December 31, 2024:

	Nonaccrual with no	Nonaccrual with an	Loans past due over
(In Thousands of Dollars)	allowance for credit loss	allowance for credit loss	89 days still accruing
December 31, 2025
Commercial real estate
Owner occupied	$1,346	$207	$0
Non-owner occupied	2,408	10,776	0
Farmland	0	1,917	0
Other	1,093	0	0
Commercial
Commercial and industrial	0	2,778	82
Agricultural	0	159	0
Residential real estate
1-4 family residential	1,095	2,329	271
Home equity lines of credit	424	689	0
Consumer
Indirect	61	462	0
Direct	0	21	0
Other	97	0	0
Total loans	$6,524	$19,338	$353

	Nonaccrual with no	Nonaccrual with an	Loans past due over
(In Thousands of Dollars)	allowance for credit loss	allowance for credit loss	89 days still accruing
December 31, 2024
Commercial real estate
Owner occupied	$0	$937	$0
Non-owner occupied	0	8,105	0
Farmland	1,757	3	0
Other	0	0	525
Commercial
Commercial and industrial	145	3,713	0
Agricultural	177	183	0
Residential real estate
1-4 family residential	513	3,967	90
Home equity lines of credit	94	409	0
Consumer
Indirect	37	463	0
Direct	66	34	0
Other	0	0	0
Total loans	$2,789	$17,814	$615

There were no loans that were held for sale and in nonaccrual status for the period ending December 31, 2025. The above table for the period ending December 31, 2024 does not include a $1.52 million owner occupied commercial real estate loan and a $77,000 commercial & industrial loan that are held-for-sale and in nonaccrual status.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 and December 31, 2024:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2025
Commercial real estate
Owner occupied	$1,346	$0	$0	$0
Non-owner occupied	24,235	0	0	0
Farmland	1,872	0	0	0
Other	1,093	0	0	0
Commercial
Commercial and industrial	0	2,352	0	0
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	2,411	0	0	0
Home equity lines of credit	944	0	0	0
Consumer
Indirect	0	0	102	0
Direct	0	0	4	0
Other	97	0	0	0
Total loans	$31,998	$2,352	$106	$0

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2024
Commercial real estate
Owner occupied	$0	$0	$0	$0
Non-owner occupied	8,119	0	0	0
Farmland	1,757	0	0	0
Other	0	0	0	0
Commercial
Commercial and industrial	0	2,591	0	0
Agricultural	0	177	0	0
Residential real estate
1-4 family residential	3,573	0	0	0
Home equity lines of credit	264	0	0	0
Consumer
Indirect	0	0	70	0
Direct	0	0	9	66
Other	0	0	0	0
Total loans	$13,713	$2,768	$79	$66

The following tables present the aging of the amortized cost basis in past due loans as of December 31, 2025 and 2024 by class of loans:

			90 Days or More
	30-59 Days	60-89 Days	Past Due and	Total Past	Loans Not
December 31, 2025	Past Due	Past Due	Nonaccrual	Due	Past Due	Total
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$419	$1,018	$1,553	$2,990	$389,881	$392,871
Non-owner occupied	8	0	13,184	13,192	696,884	710,076
Farmland	116	163	1,917	2,196	209,035	211,231
Other	0	0	1,093	1,093	292,915	294,008
Commercial
Commercial and industrial	1,064	174	2,860	4,098	337,639	341,737
Agricultural	235	30	159	424	54,665	55,089
Residential real estate
1-4 family residential	9,848	1,122	3,695	14,665	836,515	851,180
Home equity lines of credit	75	54	1,113	1,242	180,544	181,786
Consumer
Indirect	2,090	470	523	3,083	237,027	240,110
Direct	37	7	21	65	16,486	16,551
Other	17	0	97	114	9,960	10,074
Total loans	$13,909	$3,038	$26,215	$43,162	$3,261,551	$3,304,713

			90 Days or More
	30-59 Days	60-89 Days	Past Due and	Total Past	Loans Not
December 31, 2024	Past Due	Past Due	Nonaccrual	Due	Past Due	Total
(In Thousands of Dollars)
Commercial real estate
Owner occupied	$95	$446	$937	$1,478	$389,630	$391,108
Non-owner occupied	15	52	8,105	8,172	687,112	695,284
Farmland	53	0	1,760	1,813	204,787	206,600
Other	0	113	525	638	294,543	295,181
Commercial
Commercial and industrial	941	324	3,858	5,123	346,410	351,533
Agricultural	284	26	360	670	55,759	56,429
Residential real estate
1-4 family residential	6,688	1,943	4,570	13,201	832,338	845,539
Home equity lines of credit	104	0	503	607	157,532	158,139
Consumer
Indirect	1,385	473	500	2,358	238,997	241,355
Direct	59	30	100	189	18,996	19,185
Other	0	1	0	1	7,992	7,993
Total loans:	$9,624	$3,408	$21,218	$34,250	$3,234,096	$3,268,346

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2025 and December 31, 2024, by class and type of modification at December 31, 2025 and 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

December 31, 2025	Amortized Cost
				Combination	Combination	Combination
				Payment Deferral and	Term Extension	Term Extension		% of Total Class
	Payment	Term	Interest Rate	and Interest Rate	and Interest Rate	and Payment		of Financing
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction	Reduction	Deferral	Total	Receivable
Commercial real estate
Non-owner occupied	$0	$11,128	$0	$0	$0	$3,594	$14,722	2.07%
Other	111	0	482	510	0	0	1,103	0.38%
Commercial
Commercial and industrial	124	289	0	0	2,410	0	2,823	0.83%
Residential real estate
1-4 family residential	170	0	0	0	0	0	170	0.02%
Home equity lines of credit	0	14	277	0	123	0	414	0.23%
Total modifications to borrowers experiencing financial difficulty	$405	$11,431	$759	$510	$2,533	$3,594	$19,232	0.58%

December 31, 2024	Amortized Cost
			Combination
			Term Extension		% of Total Class
	Term	Interest Rate	and Interest Rate		of Financing
(In Thousands of Dollars)	Extension	Reduction	Reduction	Total	Receivable
Residential real estate
Home equity lines of credit	$0	$29	$19	$48	0.03%
Total modifications to borrowers experiencing financial difficulty	$0	$29	$19	$48	0.00%

As of December 31, 2025, the Company had no commitments to lend any additional funds to the borrowers included in the previous tables.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified in the twelve months ended December 31, 2025 and December 31, 2024:

December 31, 2025	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$14,873	$0	$0
Other	0	0	0
Commercial
Commercial and industrial	289	0	0
Residential real estate
1-4 family residential	103	0	0
Home equity lines of credit	50	0	0
Total accruing restructured loans	$15,315	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Other	1,092	0	0
Commercial
Commercial and industrial	2,352	0	0
Residential real estate
1-4 family residential	67	0	0
Home equity lines of credit	272	0	0
Total nonaccrual restructured loans	$3,783	$0	$0
Total restructured loans	$19,098	$0	$0

December 31, 2024	Payment status (Amortized cost Basis)
(In Thousands of Dollars)	Current	30-89 Days past due	90+ Days past due
Accrual restructured loans
Residential real estate
Home equity lines of credit	$0	$19	$0
Total accruing restructured loans	$0	$19	$0

Nonaccrual restructured loans
Residential real estate
Home equity lines of credit	$0	$0	$29
Total nonaccrual restructured loans	$0	$0	$29
Total restructured loans	$0	$19	$29

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025 and December 31, 2024:

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average Principal Deferred	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to the Life
December 31, 2025		From	To
Commercial real estate
Non-owner occupied	$1,976	8.85%	4.00%	0.9
Other	16	6.81%	5.25%
Commercial
Commercial and industrial	112	10.25%	8.00%	2.8
Residential real estate
1-4 family residential	7
Home equity lines of credit		7.69%	4.81%	7.9

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average Principal Deferred	Weighted-Average Contractual Interest Rate		Weighted-Average Years Added to the Life
December 31, 2024		From	To
Residential real estate
Home equity lines of credit		10.45%	5.91%	10

The following tables present the amortized cost basis of loans that had a payment default during the year ended December 31, 2025 and December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

December 31, 2025	Amortized Cost
			Combination
			Term Extension
	Payment	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Reduction	Reduction
Commercial
Commercial and industrial	$124	$0	$0
Residential real estate
Home equity lines of credit	0	0	19
Total modifications to borrowers experiencing financial difficulty	$124	$0	$19

December 31, 2024	Amortized Cost
			Combination
			Term Extension
	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Extension	Reduction	Reduction
Residential real estate
Home equity lines of credit	$0	$29	$19
Total modifications to borrowers experiencing financial difficulty	$0	$29	$19

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

The following tables present total loans by risk categories and year of origination.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$54,226	$47,332	$49,344	$40,512	$55,333	$133,226	$3,195	$383,168
Special mention	0	648	4,729	0	1,069	74	0	6,520
Substandard	0	0	1,346	430	1	1,406	0	3,183
Total commercial real estate - Owner occupied loans	$54,226	$47,980	$55,419	$40,942	$56,403	$134,706	$3,195	$392,871

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$22	$75	$0	$97

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$79,473	$71,707	$47,336	$115,103	$75,125	$257,596	$20,072	$666,412
Special mention	0	0	0	3,126	0	4,103	215	7,444
Substandard	0	21	124	1,870	10,528	21,812	0	34,355
Doubtful	0	0	0	0	1,865	0	0	1,865
Total commercial real estate - Non-owner occupied loans	$79,473	$71,728	$47,460	$120,099	$87,518	$283,511	$20,287	$710,076

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$1,970	$0	$0	$0	$1,970

Commercial real estate - Farmland:
Risk Rating
Pass	$20,347	$19,990	$20,478	$35,611	$16,728	$91,987	$3,568	$208,709
Substandard	0	0	1,872	0	352	298	0	2,522
Total commercial real estate - Farmland loans	$20,347	$19,990	$22,350	$35,611	$17,080	$92,285	$3,568	$211,231

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$44	$0	$44

Commercial real estate - Other:
Risk Rating
Pass	$62,052	$50,127	$48,815	$65,170	$23,895	$24,391	$1,351	$275,801
Special mention	0	0	9,279	0	0	1,364	0	10,643
Substandard	2,965	0	981	3,496	112	10	0	7,564
Total commercial real estate - Other loans	$65,017	$50,127	$59,075	$68,666	$24,007	$25,765	$1,351	$294,008

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$2,454	$0	$0	$0	$2,454

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$65,564	$63,502	$52,078	$38,843	$11,342	$19,002	$80,655	$330,986
Special mention	0	0	0	2,158	253	0	2,050	4,461
Substandard	8	210	21	2,612	719	1,163	1,557	6,290
Total commercial - Commercial and industrial loans	$65,572	$63,712	$52,099	$43,613	$12,314	$20,165	$84,262	$341,737

Commercial - Commercial and industrial: Current period gross write-offs	$345	$122	$230	$311	$127	$116	$28	$1,279

Commercial - Agricultural:
Risk Rating
Pass	$11,929	$6,738	$8,151	$8,058	$2,502	$1,028	$16,523	$54,929
Special mention	0	0	0	0	0	0	0	0
Substandard	0	32	0	20	18	90	0	160
Total commercial - Agricultural loans	$11,929	$6,770	$8,151	$8,078	$2,520	$1,118	$16,523	$55,089

Commercial - Agricultural: Current period gross write-offs	$0	$114	$16	$38	$26	$18	$0	$212

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$90,911	$88,021	$58,641	$142,333	$140,411	$323,056	$4,112	$847,485
Nonperforming	0	0	396	574	238	2,487	0	3,695
Total residential real estate - 1-4 family residential loans	$90,911	$88,021	$59,037	$142,907	$140,649	$325,543	$4,112	$851,180

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$0	$150	$67	$0	$217

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$24	$135	$296	$211	$4,963	$175,044	$180,673
Nonperforming	0	0	7	438	0	668	0	1,113
Total residential real estate - Home equity lines of credit loans	$0	$24	$142	$734	$211	$5,631	$175,044	$181,786

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$10	$28	$0	$13	$0	$51

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$78,564	$55,727	$38,329	$30,359	$15,556	$21,052	$0	$239,587
Nonperforming	2	125	101	102	86	107	0	523
Total consumer - Indirect loans	$78,566	$55,852	$38,430	$30,461	$15,642	$21,159	$0	$240,110

Consumer - Indirect: Current period gross write-offs	$22	$191	$93	$40	$93	$489	$0	$928

Consumer - Direct:
Payment Performance
Performing	$4,010	$1,580	$1,280	$871	$647	$8,142	$0	$16,530
Nonperforming	0	0	0	4	0	17	0	21
Total consumer - Direct loans	$4,010	$1,580	$1,280	$875	$647	$8,159	$0	$16,551

Consumer - Direct: Current period gross write-offs	$0	$6	$16	$9	$0	$28	$0	$59

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$4	$64	$418	$9,491	$9,977
Nonperforming	0	0	0	97	0	0	0	97
Total consumer - Other loans	$0	$0	$0	$101	$64	$418	$9,491	$10,074

Consumer - Other: Current period gross write-offs	$0	$1	$5	$0	$1	$189	$0	$196

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$45,588	$56,389	$46,323	$60,179	$45,428	$127,665	$1,984	$383,556
Special mention	0	3,228	0	1,118	0	519	0	4,865
Substandard	0	0	659	0	0	1,962	66	2,687
Total commercial real estate - Owner occupied loans	$45,588	$59,617	$46,982	$61,297	$45,428	$130,146	$2,050	$391,108

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$72	$0	$21	$0	$0	$93

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$61,974	$44,323	$125,547	$78,933	$71,322	$251,465	$8,978	$642,542
Special mention	0	0	6,284	313	1,356	10,024	150	18,127
Substandard	7,065	407	0	11,249	7,129	7,931	0	33,781
Doubtful	0	0	0	834	0	0	0	834
Total commercial real estate - Non-owner occupied loans	$69,039	$44,730	$131,831	$91,329	$79,807	$269,420	$9,128	$695,284

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$4,380	$146	$0	$0	$4,526

Commercial real estate - Farmland:
Risk Rating
Pass	$19,832	$20,803	$39,126	$18,734	$31,620	$71,162	$3,071	$204,348
Substandard	0	0	0	317	0	1,935	0	2,252
Total commercial real estate - Farmland loans	$19,832	$20,803	$39,126	$19,051	$31,620	$73,097	$3,071	$206,600

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$40,993	$108,346	$65,724	$39,091	$8,493	$21,744	$728	$285,119
Special mention	0	990	7,480	112	0	1,448	0	10,030
Substandard	0	0	0	0	0	32	0	32
Total commercial real estate - Other loans	$40,993	$109,336	$73,204	$39,203	$8,493	$23,224	$728	$295,181

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$84,491	$72,388	$55,279	$26,780	$10,744	$20,223	$70,675	$340,580
Special mention	0	0	0	167	165	46	84	462
Substandard	31	118	5,653	282	244	1,682	2,481	10,491
Total commercial - Commercial and industrial loans	$84,522	$72,506	$60,932	$27,229	$11,153	$21,951	$73,240	$351,533

Commercial - Commercial and industrial: Current period gross write-offs	$48	$273	$389	$125	$228	$257	$313	$1,633

Commercial - Agricultural:
Risk Rating
Pass	$9,085	$11,703	$13,160	$5,481	$1,768	$850	$13,958	$56,005
Special mention	0	0	0	0	0	0	61	61
Substandard	0	0	35	29	162	137	0	363
Total commercial - Agricultural loans	$9,085	$11,703	$13,195	$5,510	$1,930	$987	$14,019	$56,429

Commercial - Agricultural: Current period gross write-offs	$0	$1	$49	$13	$29	$17	$0	$109

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$79,820	$69,319	$157,403	$153,569	$119,770	$257,827	$3,261	$840,969
Nonperforming	0	0	473	278	1,626	2,193	0	4,570
Total residential real estate - 1-4 family residential loans	$79,820	$69,319	$157,876	$153,847	$121,396	$260,020	$3,261	$845,539

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$37	$0	$118	$0	$155

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$119	$153	$127	$68	$4,118	$153,051	$157,636
Nonperforming	0	0	29	0	0	376	98	503
Total residential real estate - Home equity lines of credit loans	$0	$119	$182	$127	$68	$4,494	$153,149	$158,139

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$78,306	$55,525	$49,548	$23,331	$14,183	$19,962	$0	$240,855
Nonperforming	0	57	233	97	62	51	0	500
Total consumer - Indirect loans	$78,306	$55,582	$49,781	$23,428	$14,245	$20,013	$0	$241,355

Consumer - Indirect: Current period gross write-offs	$10	$100	$206	$192	$174	$430	$0	$1,112

Consumer - Direct:
Payment Performance
Performing	$2,735	$2,319	$2,406	$1,075	$792	$9,432	$326	$19,085
Nonperforming	0	0	6	15	66	13	0	100
Total consumer - Direct loans	$2,735	$2,319	$2,412	$1,090	$858	$9,445	$326	$19,185

Consumer - Direct: Current period gross write-offs	$0	$7	$38	$6	$5	$120	$0	$176

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$60	$0	$409	$7,524	$7,993
Nonperforming	0	0	0	0	0	0	0	0
Total consumer - Other loans	$0	$0	$0	$60	$0	$409	$7,524	$7,993

Consumer - Other: Current period gross write-offs	$0	$0	$1	$0	$0	$182	$0	$183

For the period ending December 31, 2025 there were no loans that were held for sale and in nonaccrual status. The above table for the period ending December 31, 2024 does not include a $1.52 million owner occupied commercial real estate loan and a $77,000 commercial & industrial loan that are held-for-sale and risk-rated substandard. In the 1-4 family residential real estate portfolio at December 31, 2025, other real estate owned and foreclosure properties were $52,000 and $506,000, respectively. In the 1-4 family residential real estate portfolio at December 31, 2024, other real estate owned and foreclosure properties were $52,000 and $631,000, respectively.

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

In addition, ASC Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At December 31, 2025, the Company had $710 million in unfunded commitments and set aside $1.34 million in anticipated credit losses. At December 31, 2024, the Company had $692 million in unfunded commitments and set aside $1.56 million in anticipated credit losses. The $18 million increase in unfunded commitments is attributed to growth, while the $220,000 decrease in the reserve for anticipated credit losses is due to adjustments to the Portfolio Composition and Growth qualitative factor of commercial real estate construction. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $36.8 million at December 31, 2025 and $35.9 million at December 31, 2024. The $948,000 increase is attributed to two commercial real estate non-owner occupied relationships that are individually evaluated with specific reserves, and increased historical loss ratios in the commercial real estate non-owner occupied and indirect loan pools. These factors were partially offset by adjustments made to the maximum loss rates that anchor the qualitative factors and adjustments to the Portfolio Composition and Growth qualitative factor.

Purchased Loans

Under ASC Topic 326, when loans are purchased with evidence of more than insignificant deterioration of credit, they are accounted for as purchase credit deteriorated ("PCD"). PCD loans acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. These loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2025, the Company has not acquired any additional PCD loans. The outstanding balance at December 31, 2025 and 2024 and related allowance on PCD loans is as follows (in thousands):

	2025		2024
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$258	$9	$333	$11
Non-owner Occupied	25,690	1,428	26,890	420
Farmland	0	0	3	0
Commercial
Commercial and industrial	509	25	1,561	115
Agricultural	88	6	117	8
Residential real estate
1-4 family residential	894	4	1,264	7
Home equity lines of credit	0	0	3	0
Total	$27,439	$1,472	$30,171	$561

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the years ended December 31, 2025, 2024 and 2023.

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2025
Service charges on deposit accounts	$0	$7,212	$7,212
Debit card and EFT fees	0	7,907	7,907
Trust fees	11,061	0	11,061
Insurance agency commissions	0	6,531	6,531
Retirement plan consulting fees	3,650	0	3,650
Investment commissions	0	2,614	2,614
Other (outside the scope of ASC 606)	0	7,155	7,155
Total noninterest income	$14,711	$31,419	$46,130

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2024
Service charges on deposit accounts	$0	$7,311	$7,311
Debit card and EFT fees	0	7,484	7,484
Trust fees	10,099	0	10,099
Insurance agency commissions	0	5,472	5,472
Retirement plan consulting fees	2,637	0	2,637
Investment commissions	0	2,007	2,007
Other (outside the scope of ASC 606)	0	6,706	6,706
Total noninterest income	$12,736	$28,980	$41,716

(In Thousands of Dollars)	Trust Segment	Bank Segment	Totals
December 31, 2023
Service charges on deposit accounts	$0	$6,322	$6,322
Debit card and EFT fees	0	7,059	7,059
Trust fees	9,047	0	9,047
Insurance agency commissions	0	5,444	5,444
Retirement plan consulting fees	2,467	0	2,467
Investment commissions	0	1,978	1,978
Other (outside the scope of ASC 606)	0	9,544	9,544
Total noninterest income	$11,514	$30,347	$41,861

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

NOTE 6 – LOAN SERVICING

The Company has retained servicing rights to mortgage loans sold to both the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB) of Pittsburgh. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end are as follows:

	2025	2024
Mortgage loan portfolios serviced for:
FHLMC	$575,536	$554,779
FHLB Pittsburgh	23,247	26,063
Ending balance	$598,783	$580,842

Custodial escrow balances maintained in connection with serviced loans were $5.9 million at December 31, 2025 and $5.3 million at December 31, 2024.

Mortgage servicing rights are recorded on the balance sheets as other assets. Activity for mortgage servicing rights for years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Servicing rights:
Beginning balance	$3,093	$3,452	$3,331
Additions	823	644	588
Acquired in merger	0	0	305
Amortization to expense	(820)	(968)	(735)
Total servicing rights before valuation allowance	$3,096	$3,128	$3,489
Change in valuation allowance	(240)	(35)	(37)
Ending balance	$2,856	$3,093	$3,452

Fair value at year end 2025 was determined using discount rates ranging from 9.0% to 13.5% and prepayment speeds ranging from 100 PSA to 570 PSA (Public Securities Association Standard Prepayment Model), depending on the stratification of the specific mortgage servicing right. Fair value at year end 2024 was determined using discount rates ranging from 9.0% to 11.0% and prepayment speeds ranging from 100 PSA to 870 PSA, depending on the stratification of the specific mortgage servicing right.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities

The Company uses a third party service to estimate fair value on AFS securities on a monthly basis. The Company’s service provider uses a leading evaluation pricing service for U.S. domestic fixed income securities and values securities using exit pricing requirements. The Company independently corroborates the fair value received through this pricing service by obtaining the pricing through a second source. The fair values for investment securities, which consist of equity securities that are recorded at fair value to comply with exit pricing, are determined by quoted market prices in active markets, if available (Level 1). The equity securities change in fair value is recorded in the income statement. For securities where quoted prices are not available, fair values are calculated based on quoted prices for similar assets in active markets, quoted prices for similar assets in markets that are not active or inputs other than quoted prices, which provide a reasonable basis for fair value determination. Such inputs may include interest rates and yield curves, prepayment speeds, credit risks and default rates. The inputs used are principally derived from observable market data (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities are determined by using unobservable inputs to measure fair value of assets for which there is little, if any, market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort.

At December 31, 2025, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

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

Collateral Dependent Loans

Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell. Loans carried at fair value generally received individual allocations of the allowance for credit losses in 2025 and 2024. For collateral dependent loans, fair value is commonly based on recent real estate appraisals or in quoted sales price in certain instances. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments to a quoted price are routinely made to factor in data that affect the marketability of the collateral. Such adjustments, in both instances, are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2025 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$95,295	$0	$95,295	$0
State and political subdivisions	503,697	0	503,697	0
Corporate bonds	13,045	0	11,827	1,218
Mortgage-backed securities	547,134	0	547,134	0
Collateralized mortgage obligations	182,216	0	182,216	0
Small Business Administration	2,070	0	2,070	0
Total investment securities	$1,343,457	$0	$1,342,239	$1,218
Equity securities	$370	$370	$0	$0
Loans held for sale	1,516	0	1,516	0
Interest rate swaps	911	0	911	0
Interest rate lock commitments	71	0	71	0
Financial Liabilities
Interest rate swaps	$911	$0	$911	$0
Forward sales contracts	15	0	15	0
Fair value hedge derivative	529	0	529	0

	Fair Value Measurements at December 31, 2024 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$115,107	$0	$115,107	$0
State and political subdivisions	504,880	0	504,880	0
Corporate bonds	17,448	0	16,039	1,409
Mortgage-backed securities	492,867	0	492,867	0
Collateralized mortgage obligations	133,776	0	133,776	0
Small Business Administration	2,475	0	2,475	0
Total investment securities	$1,266,553	$0	$1,265,144	$1,409
Equity securities	$277	$277	$0	$0
Loans held for sale	5,005	0	5,005	0
Interest rate swaps	3,766	0	3,766	0
Interest rate lock commitments	19	0	19	0
Forward sales contracts	17	0	17	0
Financial Liabilities
Interest rate swaps	$3,766	$0	$3,766	$0
Fair value hedge derivative	168	0	168	0

There were no significant transfers between Level 1 and Level 2 during 2025 or 2024.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Investment Securities Available-for-sale (Level 3)
	2025	2024	2023
Beginning Balance	$1,409	$1,340	$1
Transfers between levels	250	0	0
Acquired and/or purchased	0	0	1,600
Discount accretion (premium amortization)	53	54	48
Repayments, calls and maturities	(430)	15	(401)
Changes to unrealized gains (losses)	(64)	0	92
Ending Balance	$1,218	$1,409	$1,340

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	at December 31, 2025 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-Owner occupied	$7,626	$0	$0	$7,626
Farmland	1,558			1,558
Commercial and industrial	2,137	0	0	2,137
Residential real estate
1-4 family residential	295	0	0	295
Home equity lines of credit	302	0	0	302
Mortgage servicing rights	988	0	988	0

	Fair Value Measurements
	at December 31, 2024 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Individually Evaluated loans
Commercial real estate
Non-Owner occupied	$7,286	$0	$0	$7,286
Commercial and industrial	2,418	0	0	2,418
1–4 family residential	1,132	0	0	1,132
Mortgage servicing rights	403	0	403	0

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at year ended 2025 and 2024:

		Valuation	Unobservable	Range
December 31, 2025	Fair value	Technique(s)	Input(s)	Weighted Average
Individually Evaluated
Commercial real estate	$9,184	Income approach	Adjustment for difference between cap rates of comparable sales	(57.94%) - 41.77% 15.31%
Commercial	2,137	Quoted price for collateral	Offer price	9.14%
Residential	597	Sales comparison	Adjustment for differences between comparable sales	(11.58%) - 14.18% (6.26%)

		Valuation	Unobservable	Range
December 31, 2024	Fair value	Technique(s)	Input(s)	Weighted Average
Individually Evaluated
Commercial real estate	$7,286	Income approach	Adjustment for difference between cap rates of comparable sales	(56.03%) - 69.02% (40.71%)
Commercial	2,418	Quoted price for collateral	Offer price	6.67%
Residential	1,132	Sales comparison	Adjustment for differences between comparable sales	(8.91%) - 6.22% (7.16%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments not previously presented, at December 31, 2025 and December 31, 2024 are as follows:

		Fair Value Measurements at December 31, 2025 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$92,357	$20,486	$71,871	$0	$92,357
Regulatory stock	29,531	n/a	n/a	n/a	n/a
Loans, net	3,267,902	0	0	3,190,808	3,190,808
Financial liabilities
Deposits	4,342,778	3,576,017	768,246	0	4,344,263
Short-term borrowings	281,000	0	281,000	0	281,000
Long-term borrowings	86,733	0	80,998	0	80,998

		Fair Value Measurements at December 31, 2024 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$85,738	$20,426	$65,312	$0	$85,738
Regulatory stock	30,669	n/a	n/a	n/a	n/a
Loans, net	3,232,483	0	0	3,082,292	3,082,292
Financial liabilities
Deposits	4,266,779	3,429,116	835,967	0	4,265,083
Short-term borrowings	305,000	0	305,000	0	305,000
Long-term borrowings	86,150	0	78,721	0	78,721

NOTE 8 – PREMISES AND EQUIPMENT

Year-end premises and equipment owned and utilized in the operations of the Company were as follows:

	2025	2024
Land	$9,514	$9,514
Buildings	54,609	49,479
Furniture, fixtures and equipment	24,192	21,657
Leasehold Improvements	4,359	4,163
	92,674	84,813
Less accumulated depreciation	(35,813)	(32,539)
Net book value	$56,861	$52,274

Depreciation expense was $3.3 million for year ended December 31, 2025, $3.1 million for the year ended December 31, 2024 and $3.4 million for the year ended December 31, 2023.

NOTE 9 – LEASES

The Company has operating leases for branch office locations, vehicles and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 16.6 years, some of which include options to extend the lease for up to 15 years, while other leases have the option to terminate in May of 2026.

The right of use asset and lease liability were $7.9 million and $8.2 million as of December 31, 2025, respectively, and $9.7 million and $9.9 million as of December 31, 2024, respectively. The right of use asset is included in other assets and the lease liability is included in other liabilities on the balance sheet.

Lease expense for the years ended December 31, 2025, 2024 and 2023 was $1.4 million, $1.4 million and $1.2 million, respectively. The weighted-average remaining lease term for all leases was 8.61 and 9.97 years as of December 31, 2025 and 2024. The weighted-average discount rate was 3.53% and 3.33% for all leases as of December 31, 2025 and 2024.

Maturities of lease liabilities are as follows as of December 31, 2025:

2026	$1,380
2027	1,248
2028	1,190
2029	1,076
2030	922
Thereafter	3,869
Total Payments	9,685
Less: Imputed Interest	(1,462)
Total	$8,223

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill associated with the Company’s purchases of Crest in December 2024, Emlenton in January 2023 and other past acquisitions totaled $167.5 million at both  December 31, 2025 and  December 31, 2024. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of September 30, 2025, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Other intangible:
Customer relationship intangibles	$7,975	$(7,253)	$7,975	$(7,088)
Non-compete contracts	457	(435)	457	(426)
Trade Name	1,131	(494)	1,131	(468)
Core deposit intangible	32,115	(15,645)	32,115	(12,946)
Total	$41,678	$(23,827)	$41,678	$(20,928)

Aggregate intangible amortization expense was $2.9 million for 2025, $2.9 million for 2024 and $3.4 million for 2023.

Estimated amortization expense for each of the next five years and thereafter:

2026	$2,798
2027	2,684
2028	2,674
2029	2,665
2030	2,382
Thereafter	4,648
Total	$17,851

NOTE 11 - DEPOSITS

Following is a summary of year-end deposits:

	2025	2024
Noninterest-bearing demand	$994,122	$965,507
Interest-bearing demand	1,377,520	1,366,255
Money market	795,631	682,558
Savings	408,743	414,796
Brokered time deposits	0	74,951
Certificates of deposit	766,762	762,712
Total	$4,342,778	$4,266,779

Time deposits of $250,000 or more were $305.8 million and $290.3 million at year-end 2025 and 2024, respectively.

Following is a summary of scheduled maturities of brokered deposits and certificates of deposit during the years following December 31, 2025:

2026	$720,109
2027	20,946
2028	13,449
2029	5,044
2030	4,887
Thereafter	2,327
Total	$766,762

NOTE 12 – SHORT-TERM BORROWINGS

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $281.0 million at December 31, 2025 and $305.0 million at December 31, 2024. The interest rate on these borrowings was 3.76% at December 31, 2025 and 4.45% at December 31, 2024. Both of these short-term borrowings were borrowed using the FHLB's short-term repurchase advance program, as this product allows the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances are secured by pledged assets which are described in the following Long-Term Borrowings footnote.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no borrowings under this line at December 31, 2025 and 2024.

Farmers has one unsecured revolving line of credit for $5.0 million. This line can be renewed annually and has an interest rate of prime with a floor of 3.5%. There was no outstanding balance on this line at both December 31, 2025 and 2024.

NOTE 13 – LONG-TERM BORROWINGS

There were no long-term advances from the FHLB at either December 31, 2025 or December 31, 2024.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $1.8 billion at December 31, 2025 and $1.7 billion at December 31, 2024. Based on this collateral, the Bank is eligible to borrow an additional $552.2 million at December 31, 2025.

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

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due in September 15, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term Secured Overnight Financing Rate (“SOFR”) rate that includes an additional spread adjustment of 26 basis points. The rate at December 31, 2025 was 5.43% and at December 31, 2024 the rate was 6.07%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at December 31, 2025 was 5.78% and at December 31, 2024 the rate was 6.42%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at December 31, 2025 was 5.68% and at December 31, 2024 the rate was 6.32%.

In all three instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at December 31, 2025 and 2024:

	2025	2024
	Amount	Amount
TSEO Statutory Trust I	$2,619	$2,570
Maple Leaf Financial Statutory Trust II	8,187	7,964
Cortland Statutory Trust I	4,492	4,437
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$15,298	$14,971
Subordinated debentures	71,435	71,179
Total long-term borrowings	$86,733	$86,150

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

The contractual amounts of financial instruments with off-balance-sheet risk at year-end were as follows:

	2025		2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments and unused lines of credit	$116,899	$638,358	$114,603	$622,379

Commitments to make loans are generally made for periods of 30 days or less. Commitments and fixed rate unused lines of credit have interest rates ranging from 2.65% to 21.90% at both  December 31, 2025 and 2024. Commitments and fixed rate unused lines of credit have a maturity range of January 22, 2026 through May 1, 2057 as of December 31, 2025, and January 16, 2025 through May 5, 2056 as of December 31, 2024.

Standby letters of credit are considered financial guarantees. The standby letters of credit have a contractual value of $5.5 million at December 31, 2025 and $6.4 million at December 31, 2024. The carrying amount of these items is not material to the balance sheet.

Additionally, the Company has committed up to a $20.2 million subscription in SBIC investment funds. At December 31, 2025, the Company had invested $15.5 million in these funds.

NOTE 15 – STOCK BASED COMPENSATION

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. There were 93,080 service time based share awards and 102,336 performance based share awards granted under the 2022 Plan during the year ended December 31, 2025, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2027. As of December 31, 2025, 352,265 shares are still available to be awarded from the 2022 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $2.5 million for 2025 and $2.6 million for 2024 and 2023, respectively. As of December 31, 2025, there was $2.7 million of total unrecognized compensation expense related to the nonvested shares granted under the Plan. The remaining cost is expected to be recognized over 2.2 years.

The following is the activity under the Plan during 2025:

		Weighted	Maximum	Weighted
	Maximum	Average	Awarded	Average
	Awarded	Grant Date	Performance	Grant Date
	Service Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	231,430	14.35	222,920	14.57
Granted	93,080	13.82	102,336	14.38
Vested	(145,833)	14.02	(47,514)	14.06
Forfeited	(1,762)	12.44	(8,085)	12.44
Ending balance - non-vested shares	176,915	$13.77	269,657	$14.13

The following is the activity under the Plan during 2024:

		Weighted	Maximum	Weighted
	Maximum	Average	Awarded	Average
	Awarded	Grant Date	Performance	Grant Date
	Service Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	253,776	14.97	209,484	15.01
Granted	87,925	13.28	99,253	13.81
Vested	(93,104)	12.79	(66,192)	13.79
Forfeited	(17,167)	16.01	(19,625)	15.05
Ending balance - non-vested shares	231,430	$14.35	222,920	$14.57

The 193,347 shares that vested in 2025 had a weighted average fair value of $14.03 per share. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $2.7 million, $2.1 million and $969,000, respectively.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. The net unrealized gain or loss on AFS securities is not included in computing of regulatory capital. Management believes that as of December 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Basel III limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital, tier 1 capital and total capital to risk-weighted assets in addition to the amount necessary to meet minimum risk-based capital requirements. The capital conservation buffer is 2.5% for the years of 2025 and 2024. The buffer requires an additional capital amount of $93.3 million at year-end 2025 and an additional $93.3 million at year-end 2024. Excluding the additional buffer, Basel III requires the Company and the Bank to maintain (i) a minimum ratio of common equity tier 1 capital to risk-weighted assets of at least 4.5%, (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0% and (iv) a minimum leverage ratio of at least 4.0%.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank and Farmers Trust. The Bank and Farmers Trust are subject to the dividend restrictions set forth by the Comptroller of the Currency and Ohio Department of Commerce – Division of Financial Institutions, respectively. The respective regulatory agency must approve declaration of any dividends in excess of the sum of profits for the current year and retained net profits for the preceding two years. At the conclusion of 2025, the Bank could, without prior approval, declare dividends of approximately $102.9 million plus any 2025 net profits retained to the date of the dividend declaration. In order to practice trust powers, Farmers Trust must maintain minimum capital of $3 million. Farmers Trust would also be able to, without prior approval, declare dividends of $1.0 million plus any 2025 net profits retained to the date of the dividend declaration.

Actual and required capital amounts (not including the capital conservation buffer) and ratios are presented below at year-end (dollar amounts in thousands):

	Actual		Requirement For Capital Adequacy Purposes:		To be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2025
Common equity tier 1 capital ratio
Consolidated	$448,549	12.02%	$167,878	4.5%	N/A	N/A
Bank	491,553	13.20%	167,539	4.5%	242,000	6.5%
Total risk based capital ratio
Consolidated	576,703	15.46%	$298,450	8.0%	N/A	N/A
Bank	529,707	14.23%	297,846	8.0%	372,308	10.0%
Tier I risk based capital ratio
Consolidated	466,549	12.51%	$223,838	6.0%	N/A	N/A
Bank	491,553	13.20%	223,385	6.0%	297,846	8.0%
Tier I leverage ratio
Consolidated	466,549	8.92%	$209,204	4.0%	N/A	N/A
Bank	491,553	9.42%	208,676	4.0%	260,845	5.0%

2024
Common equity tier 1 capital ratio
Consolidated	$415,825	11.14%	$167,991	4.5%	N/A	N/A
Bank	442,747	11.88%	167,712	4.5%	242,251	6.5%
Total risk based capital ratio
Consolidated	543,250	14.55%	298,651	8.0%	N/A	N/A
Bank	480,173	12.88%	298,155	8.0%	372,694	10.0%
Tier I risk based capital ratio
Consolidated	433,825	11.62%	223,988	6.0%	N/A	N/A
Bank	442,747	11.88%	223,616	6.0%	298,155	8.0%
Tier I leverage ratio
Consolidated	433,825	8.36%	207,544	4.0%	N/A	N/A
Bank	442,747	8.55%	207,066	4.0%	258,832	5.0%

NOTE 17 – EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) deferred compensation Retirement Savings Plan (the “Savings Plan”). All employees of the Company who have completed at least 90 days of service and meet certain other eligibility requirements are eligible to participate in the Savings Plan. Under the terms of the Savings Plan, employees may voluntarily defer a portion of their annual compensation pursuant to section 401(k) of the Internal Revenue Code. The Company matches 50% of the participants’ voluntary contributions up to 6% of gross wages. In addition, at the discretion of the Board of Directors, the Company may make an additional profit sharing contribution to the Savings Plan. Total expense was $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company has a profit sharing plan to provide associates not participating in a current incentive plan a vehicle for sharing in the success of the Company outside of existing wages and non-monetary benefits. The expense for the profit sharing program was $532,000 for the year ended December 31, 2025, $252,000 for the year ended December 31, 2024 and $0 for the year ended December 31, 2023.

The Company maintains a deferred compensation plan for certain retirees. Expense under the plan was $17,000 for the year ended December 31, 2025. The expense was $4,000 and $5,000 for the years ended December 31, 2024 and 2023, respectively. The liability under the deferred compensation plan at December 31, 2025 was $45,000 and $59,000 at  December 31, 2024.

The Company has a nonqualified deferred compensation plan for a select group of management or highly compensated, eligible individuals. Under the terms of the plan, eligible individuals may elect to defer receipt of their compensation to a later taxable year. The Company has recorded both an asset and liability of equal amount that represents the amount of contributions and the payable due to the participants in the plan. The recorded asset and liability was $4.9 million and $4.2 million for the years ended December 31, 2025 and 2024, respectively.

As part of the NBOH acquisition the Company has a director retirement and death benefit plan for the benefit of prior members of the Board of Directors of NBOH. The plan is designed to provide an annual retirement benefit to be paid to each director upon retirement from the Board and attaining age 70. There are no additional benefits or participants being added to the plan and the liability recorded at December 31, 2025 and 2024 was $728,000 and $742,000, respectively. The benefit payment upon satisfying the plan’s requirements is a benefit to the qualifying director until death or a maximum of 15 years. An expense under the plan of $60,000, $60,000 and $36,000 was recorded in 2025 ,2024, and 2023

As part of the Cortland acquisition, the Company has supplemental retirement benefit plans for the benefit of certain officers and non-officer directors. The plan for officers is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. Director Retirement Agreements provide for a benefit of $10,000 annually on, or after, the director reaches normal retirement age, which is based on a combination of age and years of service. Director retirement benefits are paid over a period of 10 years following retirement. The Company accrued the cost of these post-retirement benefits during the working careers of the officers and directors. At December 31, 2025, the accumulated liability for these benefits totaled $840,000, with $765,000 accrued for the officers’ plan and $75,000 for the directors’ plan. At December 31, 2024, the accumulated liability for these benefits totaled $972,000, with $818,000 accrued for the officers’ plan and $154,000 for the directors’ plan. Expense recognized for these plans was $34,000 in 2025, $36,000 in 2024 and $37,000 in 2023. Benefits expected to be paid in 2026 are $81,000.

To fund the above obligations, the Company has insurance contracts on the lives of the participants and directors in the supplemental retirement benefit plans with the Company as the beneficiary. In the case of directors and a small group of employee participants, postretirement split dollar life insurance coverage was accrued for during the service years. The liability at December 31, 2025 and 2024 was $210,000 and $222,000, respectively. The benefit recorded was $11,000 in 2025, $9,000 in 2024 and $7,000 in 2023.

As part of the Emclaire acquisition, the Company maintains a SERP to provide certain additional retirement benefits to participating officers. The SERP is subject to certain vesting provisions and provides that the officers shall receive a supplemental retirement benefit if the officer’s employment is terminated after reaching the normal retirement age of 65, with benefits also payable upon death, disability, a change of control or a termination of employment prior to normal retirement age. At December 31, 2025, the accumulated liability for these plans totaled $761,000 and at December 31, 2024, the accumulated liability for these plans totaled $807,000. Expenses recognized for these plans was $15,000 and $23,000 in 2025 and 2024, respectively. Benefits expected to be paid in 2026 are $62,000.

NOTE 18 – INCOME TAXES

The provision for federal and state income taxes from continuing operations included in the accompanying consolidated statement of income consist of the following (in thousands):

2025
Current expense
Federal	$8,571
State	12
Foreign	0
Deferred expense (benefit)
Federal	1,867
State	10
Foreign	0
Totals	$10,460

Disclosure of income tax expense into components of federal, state and foreign taxes is presented as a result of the adoption of ASU 2023-09 beginning with the year ended December 31, 2025, on a prospective basis.

The provision for income taxes (credit) consists of the following (in thousands):

	2024	2023

Current expense	$7,089	$9,230
Deferred expense (benefit)	2,389	(464)
Totals	$9,478	$8,766

Effective tax rates differ from the federal statutory rate of 21%, applied to income before income taxes, due to the following (dollar amounts in thousands):

	2025
	Amount	%
Provision for income taxes at U.S. federal statutory rate	$13,660	21.00%
State and local income taxes, net of federal benefit*	17	0.03%
Tax credits
Low income housing tax credit partnerships, net of amortization	(846)	(1.30%)
Solar investment tax credit partnerships, net of amortization	(558)	(0.86%)
Other tax credits	(14)	(0.02%)
Nontaxable or nondeductible items
Effect of nontaxable interest	(1,848)	(2.84%)
Bank owned life insurance, net	(711)	(1.09%)
Other nontaxable or nondeductible	487	0.75%
Other	273	0.41%
Effective tax rate	$10,460	16.08%

*State taxes in West Virginia made up the majority (greater than 50%) of the tax effect in this category.

The tax credits section for the year ended December 31, 2025 includes investments related to investment tax credits for solar panels that originated during the current year via ownership in a partnership investment.  In addition, there are low-income housing tax credits earned during the 2025 year.  The tax credit investments for the years ended December 31, 2024 and 2023 include primarily Federal low-income housing tax credits earned through investments in partnerships structures.  The amounts presented represent the benefits from the income/loss generated from the investment in the partnerships, the credits earned and allocated as a result of the investment in the partnerships, the proportional amortization recorded in accounting for the investments, and amounts that represent changes realized in the current period for prior period changes in allocations of those tax benefits.

Effective tax rates differ from the federal statutory rate of 21% that were applied to income before income taxes due to the following (in thousands):

	2024	2023
Statutory tax	$11,640	$12,327
Effect of nontaxable interest	(1,771)	(2,040)
Bank owned life insurance, net	(558)	(513)
Tax credit investments	(565)	(366)
Effect of nontaxable insurance premiums	0	(404)
Stock compensation	28	41
Other	704	(279)
Actual tax	$9,478	$8,766

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses	$7,745	$7,548
Net unrealized loss on securities available for sale	38,171	51,267
Net unrealized loss on swap derivative	127	107
Basis in investment securities	6,413	6,551
Purchase accounting adjustments	1,770	2,797
Deferred and accrued compensation	2,599	2,310
Nonaccrual loan interest income	227	358
Restricted stock	761	856
Lease liabilities	1,945	2,340
Other	189	304
Gross deferred tax assets	59,947	74,438
Deferred tax liabilities:
Depreciation and amortization	$(1,975)	$(1,738)
Mortgage servicing rights	(601)	(651)
Prepaid expenses	(44)	(45)
Lease right of use asset	(1,884)	(2,281)
Basis in partnership investments	(870)	(375)
Accretion of discount on securities	(891)	(712)
Gross deferred tax liabilities	(6,265)	(5,802)
Net deferred tax asset	$53,682	$68,636

No valuation allowance for deferred tax assets was recorded at December 31, 2025 and 2024.

The Company is subject to U.S. federal income tax.  The Company is no longer subject to examination by the federal taxing authority for years prior to 2022.  The tax years 2022 - 2024 remain open to examination by the U.S. taxing authority.

The following table presents income taxes paid (net of refunds) for the year ended December 31, 2025 (in thousands):

2025
Federal	$3,200
State and local	22
Foreign	0
Total	$3,222

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table represents the changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2025 and 2024.

		Reclassification
	Net unrealized	adjustment for
	holding (losses)	(gains) losses	Change in
	gains on	realized in	funded status of
	available for	income on fair	post-retirement
	sale securities	value hedge	plan	Total
December 31, 2025
Beginning balance	$(192,860)	$(403)	$(2)	$(193,265)
Other comprehensive income (loss) before reclassification	47,448	0	0	47,448
Amounts reclassified from accumulated other comprehensive income (loss)	1,815	(73)	0	1,742
Net current period other comprehensive income (loss)	49,263	(73)	0	49,190
Ending balance	$(143,597)	$(476)	$(2)	$(144,075)

December 31, 2024
Beginning balance	$(171,539)	$(1,013)	$(2)	$(172,554)
Other comprehensive income (loss) before reclassification	(23,439)	0	0	(23,439)
Amounts reclassified from accumulated other comprehensive income (loss)	2,118	610	0	2,728
Net current period other comprehensive income (loss)	(21,321)	610	0	(20,711)
Ending balance	$(192,860)	$(403)	$(2)	$(193,265)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the years ended December 31, 2025, 2024, and 2023.

NOTE 20 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2025 and 2024 were as follows:

	2025	2024
Beginning balance	$33,450	$12,954
New loans	10,634	23,250
Effects of changes in composition of related parties	(24)	0
Repayments	(3,605)	(2,754)
Ending balance	$40,455	$33,450

Deposits from principal officers, directors, and their affiliates at year-end 2025 and 2024 were $12.9 million and $13.6 million.

NOTE 21 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2025	2024	2023
Basic EPS
Net income	$54,586	$45,949	$49,932
Weighted average shares outstanding	37,441,972	37,327,848	37,384,122
Basic earnings per share	$1.46	$1.23	$1.34
Diluted EPS
Net income	$54,586	$45,949	$49,932
Weighted average shares for basic earnings per share	37,441,972	37,327,848	37,384,122
Average unvested restricted stock awards	191,300	184,037	114,147
Weighted average shares for diluted earnings per share	37,633,272	37,511,885	37,498,269
Diluted earnings per share	$1.45	$1.22	$1.33

There were 131,624, 41,884 and 194,599 restricted stock awards that were considered anti-dilutive at year-end 2025, 2024 and 2023, respectively.

NOTE 22 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $88.7 million and fair value of $911,000 in other assets and $911,000 in other liabilities at December 31, 2025. At December 31, 2024 the Company had interest rate swaps associated with commercial loans with a notional value of $65.7 million and fair value of $3.8 million in other assets and $3.8 million in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the years ended December 31, 2025 and 2024.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place for both of the years ended December 31, 2025 and 2024. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at December 31, 2025 was ($529,000) and is recorded as a $451,000 mark to market adjustment in other liabilities, and $78,000 recorded to other liabilities for the accrued interest payable in the Consolidated Balance Sheets. At December 31, 2024, the gross aggregate fair value of the swap of ($168,000) was recorded as a $418,000 mark to market adjustment in other liabilities, and $250,000 recorded to other assets for the accrued interest receivable. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

	December 31, 2025	December 31, 2024
Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	3.87%	4.49%
Remaining maturity (in years)	0.6	1.6
Fair value	$(529)	$(168)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the years ended December 31:

	2025	2024	2023
Forward sales contracts	$(33)	$31	$(45)
Interest rate lock commitments	51	(89)	87

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as on December 31:

	2025		2024
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$0	$0	$6,500	$17
Interest rate lock commitments	6,337	71	4,896	19
Total included in other assets	$6,337	$71	$11,396	$36

Included in other liabilities:
Forward sales contracts	$5,000	$(15)	$0	$0

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

Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank	Consolidated Segment
December 31, 2025	Segment	Segment	Totals
Total assets for reportable segments	$17,000	$5,230,175	$5,247,175
Eliminations and other			(1,305)
Total consolidated assets			$5,245,870

	Trust	Bank	Consolidated Segment
December 31, 2024	Segment	Segment	Totals
Total assets for reportable segments	$17,204	$5,104,012	$5,121,216
Eliminations and other			(2,292)
Total consolidated assets			$5,118,924

	Trust	Bank	Consolidated Segment
For year ended 2025	Segment	Segment	Totals
Interest income - loans including fees	$0	$191,003	$191,003
Interest income - investments	0	38,937	38,937
Trust fees	11,061	0	11,061
Retirement plan consulting fees	3,650	0	3,650
Total consolidated segment revenues	14,711	229,940	244,651
Reconciliation of revenue
Other revenues			35,271
Total consolidated revenues			$279,922

Interest expense - deposits	0	79,778	79,778
Interest expense - borrowings	0	11,570	11,570
Provision for credit losses and unfunded loans	0	7,069	7,069
Payroll expenses	5,956	56,240	62,196
Total consolidated segment expenses	5,956	154,657	160,613

Segment profit	8,755	75,283	84,038
Reconciliation of expenses
Other expenses *			54,263
Total consolidated expenses			$214,876

Total consolidated income before taxes			$65,046
Other segment disclosures
Occupancy and equipment	$580	$16,457	$17,037
Intangible amortization	$91	$2,808	$2,899

	Trust	Bank	Consolidated Segment
For year ended 2024	Segment	Segment	Totals
Interest income - loans including fees	$0	$185,710	$185,710
Interest income - investments	0	36,675	36,675
Trust fees	10,099	0	10,099
Retirement plan consulting fees	2,637	0	2,637
Total consolidated segment revenues	12,736	222,385	235,121
Reconciliation of revenue
Other revenues			34,327
Total consolidated revenues			$269,448

Interest expense - deposits	0	81,169	81,169
Interest expense - borrowings	0	18,195	18,195
Provision for credit losses and unfunded loans	0	7,966	7,966
Payroll expenses	5,398	53,467	58,865
Total consolidated segment expenses	5,398	160,797	166,195

Segment profit	7,338	61,588	68,926
Reconciliation of expenses
Other expenses *			47,826
Total consolidated expenses			$214,021

Total consolidated income before taxes			$55,427
Other segment disclosures
Occupancy and equipment	$528	$15,020	$15,548
Intangible amortization	$48	$2,813	$2,861

	Trust	Bank	Consolidated Segment
For year ended 2023	Segment	Segment	Totals
Interest income - loans including fees	$0	$171,808	$171,808
Interest income - investments	0	36,869	36,869
Trust fees	9,047	0	9,047
Retirement plan consulting fees	2,467	0	2,467
Total consolidated segment revenues	11,514	208,677	220,191
Reconciliation of revenue
Other revenues			35,005
Total consolidated revenues			$255,196

Interest expense - deposits	0	63,106	63,106
Interest expense - borrowings	0	12,443	12,443
Provision for credit losses and unfunded loans	0	9,153	9,153
Payroll expenses	4,950	52,351	57,301
Total consolidated segment expenses	4,950	137,053	142,003

Segment profit	6,564	71,624	78,188
Reconciliation of expenses
Other expenses *			54,495
Total consolidated expenses			$196,498

Total consolidated income before taxes			$58,698
Other segment disclosures
Occupancy and equipment	$434	$14,973	$15,407
Intangible amortization	$60	$3,374	$3,434

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

December 31,	2025	2024
BALANCE SHEETS
Assets:
Cash	$29,525	$46,011
Investment in subsidiaries
Bank	527,939	432,271
Farmers Trust	14,938	15,131
Other investments	1,163	306
Total assets	$573,565	$493,719

Liabilities:
Other liabilities	$1,107	$1,541
Subordinated debt	86,733	86,150
Total liabilities	87,840	87,691
Total stockholders' equity	485,725	406,028
Total liabilities and stockholders' equity	$573,565	$493,719

STATEMENTS OF INCOME
Years ended December 31,	2025	2024	2023
Income:
Dividends from subsidiaries
Bank	$10,000	$20,000	$20,000
Farmers Trust	6,000	3,000	4,000
Gain on debt extinguishment	0	444	0
Interest and dividends on securities	0	0	44
Total Income	16,000	23,444	24,044
Interest on borrowings	3,979	4,090	4,086
Other expenses	3,824	3,418	4,109
Income before income tax benefit and undistributed subsidiary income	8,197	15,936	15,849
Income tax benefit	1,499	1,475	1,624
Equity in undistributed net income of subsidiaries (dividends in excess of net income)
Bank	45,220	26,837	30,848
Farmers Trust	(330)	1,701	(320)
Captive	0	0	1,931
Net Income	$54,586	$45,949	$49,932

Comprehensive Income	$103,776	$25,238	$87,868

STATEMENTS OF CASH FLOWS
Years ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$54,586	$45,949	$49,932
Adjustments to reconcile net income to net cash from operating activities:
Dividends in excess of net income (Equity in undistributed net income of subsidiaries)	(44,890)	(28,538)	(32,459)
(Gain) on debt extinguishment	0	(444)	0
Other	(715)	(104)	5,481
Net cash from operating activities	8,981	16,863	22,954

Cash flows from investing activities:
Net cash paid in business combinations	0	0	(33,440)
Net cash from investing activities	0	0	(33,440)

Cash flows from financing activities:
Repurchase of common shares	0	0	(11,544)
Redemption of subordinated debentures	0	(2,535)	0
Cash dividends paid	(25,467)	(25,388)	(25,396)
Net cash from financing activities	(25,467)	(27,923)	(36,940)
Net change in cash and cash equivalents	(16,486)	(11,060)	(47,426)

Beginning cash and cash equivalents	46,011	57,071	104,497
Ending cash and cash equivalents	$29,525	$46,011	$57,071

NOTE 25 – TAX CREDIT INVESTMENTS

The Company invests in qualified affordable housing projects, as well as solar investment tax credits.

At December 31, 2025 and 2024, the balance of the investment for qualified affordable housing projects was $26.0 million and $22.0 million. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $13.2 million and $13.9 million at December 31, 2025 and 2024. The Company expects to fulfill these commitments during the year ending 2040.

During the years ended December 31, 2025 and 2024, the Company recognized amortization expense of $2.0 million and $1.9 million, respectively, which was included within income tax expense on the consolidated statements of income.

Additionally, during the years ended December 31, 2025 and 2024, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $2.5 million and $2.3 million, respectively. The qualified affordable housing investment credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the years ended December 31, 2025 and 2024, the Company did not incur impairment losses related to its investment in affordable housing tax credits.

In the first quarter of 2025, the Company began investing in solar investment tax credits and at December 31, 2025 the balance of the investment was $3.3 million. Total unfunded commitments related to the investments in solar investment tax credits totaled $1.7 million at December 31, 2025.  There were no investments in solar investment tax credits at December 31, 2024.

For the year ended December 31, 2025, the Company recognized amortization expense of $6.8 million from its investment in solar investment tax credits. This amortization expense was included within income tax expense on the consolidated statements of income. The Company did not have a similar investment in 2024.

Additionally, for the year ended December 31, 2025, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $7.5 million. The solar investment tax credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the year ended December 31, 2025, the Company did not incur impairment losses related to its investment in solar investment tax credits. The Company did not have a similar investment in 2024.

NOTE 26 – subsequent event

On March 2, 2026, the Company completed its previously announced merger with Middlefield Banc Corp., the holding company for The Middlefield Banking Company.  Refer to Note 2, Business Combinations, for more details on the merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this Annual Report on Form 10-K for the period ended December 31, 2025, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting in the Company’s 2025 Annual Report to Shareholders, management assessed the Company’s system of internal control over financial reporting as of December 31, 2025, in relation to criteria for effective internal control over financial reporting as described in the 2013 “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission and found it to be effective.

Crowe LLP ("Crowe"), the Company’s registered public accounting firm (U.S. PCAOB Auditor Firm I.D.: 173), has audited the Company’s internal control over financial reporting as of December 31, 2025. The audit report by Crowe is located in Item 8 of this report.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions.

Item 9B. Other Information.

During the year ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K concerning the directors of the Company and the nominees for election as directors of the Company at the Annual Meeting of Shareholders to be held on April 16, 2026 (the “2026 Annual Meeting”) is incorporated herein by reference from the information to be included under the caption “Proposal 1 – Election of Directors” in Farmers’ definitive proxy statement relating to the 2026 Annual Meeting to be filed with the Commission (“2026 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of the Company is incorporated herein by reference from the disclosure included under the caption “Information About Our Executive Officers” at the end of “Item 1. Business” in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2026 Proxy Statement.

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

Procedures for Recommending Directors Nominees.

Information concerning the procedures by which shareholders may recommend nominees to Farmers’ Board of Directors is incorporated herein by reference from the information to be included under the caption “Director Nominations” in the 2026 Proxy Statement. These procedures have not materially changed from those described in Farmers’ definitive proxy materials for the 2025 Annual Meeting of Shareholders.

Audit Committee.

The information required by Items 407(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in the 2026 Proxy Statement.

Insider Trading

Our executive officers and directors are prohibited under our Insider Trading Policy from pledging our Common Shares, purchasing our Common Shares on margin, engaging in short sales, or engaging in any hedging transaction involving our Common Shares. See Exhibit 19.1 for our Insider Trading Policy.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in the 2026 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Committee Report” in the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Equity Compensation Plan Information” in the 2026 Proxy Statement.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in the 2026 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in the 2026 Proxy Statement.

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

See subparagraph (a)(2) above.

Item 16. Form 10-K Summary.

None.

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K:

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and between Farmers National Banc Corp. and Middlefield Banc Corp., dated as of October 22, 2025 (incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 27, 2025).

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

3.4	Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on February 10, 2026).

3.5	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2025).

4.1	Description of Capital Stock. (incorporated by reference from Exhibit 4.1 to Farmers' Annual Report on Form 10-K for year ended December 31, 2023 filed with the Commission on March 7, 2024).

4.2	Form of 3.125% Fixed to Floating Rate Subordinated Note Due 2031 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).

10.1*	Farmers National Banc Corp. Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 24, 2011).

10.2*	Farmers National Banc Corp. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on June 29, 2011).

10.3*

Farmers National Banc Corp. Nonqualified Deferred Compensation Plan (as amended and restated effective January 1, 2016) (incorporated by reference from Exhibit 10.4 to Farmers’ Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 7, 2017).

10.4*	Farmers National Banc Corp. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 22, 2022).

Exhibit Number	Description

10.5*

Farmers National Banc Corp. 2023 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.6*

Farmers National Banc Corp. 2023 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.7*

Farmers National Banc Corp. 2023 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.8*

Farmers National Banc Corp. 2023 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 5, 2023).

10.9*

Farmers National Banc Corp. 2024 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024).

10.10*

Farmers National Banc Corp. 2024 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024).

10.11*

Farmers National Banc Corp. 2024 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024).

10.12*

Farmers National Banc Corp. 2024 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 to Farmers’ Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024).

10.13*	Farmers National Banc Corp. 2025 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (incorporated by reference from exhibit 10.1 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.14*	Farmers National Banc Corp. 2025 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (incorporated by reference from exhibit 10.2 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.15*	Farmers National Banc Corp. 2025 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (incorporated by reference from exhibit 10.3 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.16*	Farmers National Banc Corp. 2025 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (incorporated by reference from exhibit 10.4 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.17*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).

10.18	Nonemployee Director Compensation (filed herewith).

10.19*	Farmers National Banc Corp. Third Amended and Restated Executive Separation Policy, as amended (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024).

10.20*	Form of Chief Executive Officer Change in Control Agreement (filed herewith).

10.21*	Form of Senior Executive Change in Control Agreement (incorporated by reference from Exhibit 10.1 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on August 7, 2025).

10.24*	Form of Executive Change in Control Agreement (incorporated by reference from Exhibit 10.2 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on August 7, 2025).

10.25*

Form of Subordinated Note Purchase Agreement by and between Farmers National Banc Corp. and the several Purchasers named therein, dated November 17, 2021 (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on November 17, 2021).

Exhibit Number	Description

14	Farmers National Banc Corp. Code of Business Conduct and Ethics (incorporated by reference from exhibit 14.1 to Farmers' Annual report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 6, 2025).

19	Farmers National Banc Corp. Insider Trading Policy (incorporated by reference from exhibit 19.1 to Farmers' Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 6, 2025).

21	Subsidiaries of Farmers (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	Powers of Attorney of Directors and Executive Officers (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

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
Kevin J. Helmick, President and Chief Executive Officer March 5, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kevin J. Helmick	President, Chief Executive Officer and Director	March 5, 2026
Kevin J. Helmick	(Principal Executive Officer)
/s/ Troy Adair	Executive Vice President, Secretary and Chief Financial Officer	March 5, 2026
Troy Adair	(Principal Financial Officer)
/s/ Sherry Commons*	Chief Accounting Officer	March 5, 2026
Sherry Commons	(Principal Accounting Officer)
/s/ Gregory C. Bestic*	Director	March 5, 2026
Gregory C. Bestic
/s/ Carl D. Culp*	Director	March 5, 2026
Carl D. Culp
/s/ Kevin DeGeronimo*	Director	March 5, 2026
Kevin DeGeronimo
/s/ Neil J. Kaback*	Director	March 5, 2026
Neil J. Kaback
/s/ Ralph D. Macali*	Director	March 5, 2026
Ralph D. Macali
/s/ Frank J. Monaco*	Director	March 5, 2026
Frank J. Monaco
/s/ Terry A. Moore*	Director and Board Chair	March 5, 2026
Terry A. Moore
/s/ Edward W. Muransky*	Director	March 5, 2026
Edward W. Muransky
/s/ David Z. Paull*	Director	March 5, 2026
David Z. Paull
/s/ Gina A. Richardson*	Director	March 5, 2026
Gina A. Richardson
/s/ Richard B. Thompson*	Director	March 5, 2026
Richard B. Thompson
/s/ André Thornton*	Director	March 5, 2026
André Thornton
/s/ Nicholas D. Varischetti*	Director	March 5, 2026
Nicholas D. Varischetti
/s/ Michael Voinovich*	Director	March 5, 2026
Michael Voinovich

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