Form 10-K/A
period 2025-12-31
FARMERS NATIONAL BANC CORP /OH/
filed 2026-03-17
CIK 709337

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

EXPLANATORY NOTE

Farmers National Banc Corp. (“Farmers”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “Commission”) on March 5, 2026 (the “Form 10-K”), as set forth in this Amendment No. 1 on Form 10-K/A (this “Amendment”). This Amendment is being filed solely to file Exhibit 97.1, “Policy relating to recovery of erroneously awarded compensation” as a document filed as an exhibit to the Form 10-K.

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

10.13*	Farmers National Banc Corp. 2025 Form of Notice of Grant of Long-term Incentive Plan Awards under 2022 Equity Incentive Plan (incorporated by reference from exhibit 10.1 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.14*	Farmers National Banc Corp. 2025 Form of Performance-based Equity Award under 2022 Equity Incentive Plan (incorporated by reference from exhibit 10.2 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.15*	Farmers National Banc Corp. 2025 Form of Service-based Restricted Stock Award under 2022 Equity Incentive Plan (incorporated by reference from exhibit 10.3 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.16*	Farmers National Banc Corp. 2025 Form of Performance-based Cash Award under 2022 Equity Incentive Plan (incorporated by reference from exhibit 10.4 to Farmers' Quarterly Report on Form 10-Q filed with the Commission on May 8, 2025).

10.17*	Farmers National Banc Corp. Form of Indemnification Agreement (incorporated by reference from Exhibit 10.1 to Farmers’ Current Report on Form 8-K filed with the Commission on April 29, 2011).

10.18	Nonemployee Director Compensation (previously filed with Farmers' Annual report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 5, 2026).

10.19*	Farmers National Banc Corp. Third Amended and Restated Executive Separation Policy, as amended (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 7, 2024).

10.20*

Form of Chief Executive Officer Change in Control Agreement (previously filed with exhibit 10.20 to Farmers' Annual report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 5, 2026).

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

Exhibit Number	Description

14	Farmers National Banc Corp. Code of Business Conduct and Ethics (incorporated by reference from exhibit 14.1 to Farmers' Annual report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 6, 2025).

19	Farmers National Banc Corp. Insider Trading Policy (incorporated by reference from exhibit 19.1 to Farmers' Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 6, 2025).

21	Subsidiaries of Farmers (previously filed with Farmers' Annual report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 5, 2026).

23.1	Consent of Independent Registered Public Accounting Firm (previously filed with Farmers' Annual report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 5, 2026).

24	Powers of Attorney of Directors and Executive Officers (previously filed with Farmers' Annual report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 5, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (filed herewith).

32.1

Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of Farmers (principal executive officer) (previously furnished with Farmers' Annual report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 5, 2026).

32.2

Certification pursuant to 18 U.S.C. Section 1350 of Troy Adair, Executive Vice President and Treasurer of Farmers (principal financial officer) (previously furnished with Farmers' Annual report on Form 10-K for the year ended December 31, 2025 filed with the Commission on March 5, 2026).

97.1	Policy relating to recovery of erroneously awarded compensation (incorporated by reference from exhibit 97.1 Farmers' Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Commission on March 6, 2025)

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
Kevin J. Helmick, President and Chief Executive Officer March 17, 2026