Form 10-Q
period 2026-03-31
FARMERS NATIONAL BANC CORP /OH/
filed 2026-05-07
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, No Par Value	59,215,021 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	March 31,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$38,220	$20,486
Federal funds sold and other	147,863	71,871
TOTAL CASH AND CASH EQUIVALENTS	186,083	92,357
Securities available for sale, at fair value (Amortized cost $1,673,903 in 2026 and $1,525,224 in 2025)	1,484,198	1,343,457
Other investments	54,858	45,397
Loans held for sale, at fair value	1,919	1,516
Loans	4,800,064	3,304,713
Less allowance for credit losses	54,684	36,811
NET LOANS	4,745,380	3,267,902
Premises and equipment, net	78,926	56,861
Goodwill	271,651	167,450
Other intangibles, net	36,812	17,851
Bank owned life insurance	153,089	119,367
Tax credit investments	32,037	29,256
Other assets	130,523	104,456
TOTAL ASSETS	$7,175,476	$5,245,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,334,021	$994,122
Interest-bearing	4,587,364	3,348,656
TOTAL DEPOSITS	5,921,385	4,342,778
Short-term borrowings	341,000	281,000
Long-term borrowings	94,108	86,733
Other liabilities	52,093	49,634
TOTAL LIABILITIES	6,408,586	4,760,145
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock, no par value; 75,000,000 and 50,000,000 shares authorized in 2026 and 2025, respectively; 60,772,208 and 39,321,709 shares issued, respectively; 59,191,712 and 37,653,183 shares outstanding, respectively	642,815	366,625
Retained earnings	296,028	286,196
Accumulated other comprehensive income (loss)	(150,155)	(144,075)
Treasury stock, at cost; 1,580,496 and 1,668,526 shares in 2026 and 2025, respectively	(21,798)	(23,021)
TOTAL STOCKHOLDERS' EQUITY	766,890	485,725
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,175,476	$5,245,870

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended
	March 31,	March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$55,109	$46,707
Taxable securities	7,773	7,096
Tax exempt securities	2,793	2,451
Dividends	761	541
Federal funds sold and other interest income	681	510
TOTAL INTEREST AND DIVIDEND INCOME	67,117	57,305
INTEREST EXPENSE
Deposits	20,440	19,717
Short-term borrowings	3,135	2,417
Long-term borrowings	974	976
TOTAL INTEREST EXPENSE	24,549	23,110
NET INTEREST INCOME	42,568	34,195
(Credit) provision for credit losses	(1,013)	22
(Credit) for unfunded commitments	(21)	(226)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	43,602	34,399
NONINTEREST INCOME
Service charges on deposit accounts	1,966	1,758
Bank owned life insurance income	1,492	810
Trust fees	3,030	2,641
Insurance agency commissions	1,683	1,741
Security (losses), including fair value changes for equity securities	(18)	(1,313)
Retirement plan consulting fees	886	798
Investment commissions	871	529
Net gains on sale of loans	380	326
Other mortgage banking income (loss), net	477	147
Debit card and EFT fees	2,023	1,866
Other operating income	898	1,178
TOTAL NONINTEREST INCOME	13,688	10,481
NONINTEREST EXPENSES
Salaries and employee benefits	18,511	16,166
Occupancy and equipment	5,126	4,138
FDIC insurance and state and local taxes	1,603	1,262
Professional fees	1,112	1,196
System conversion/Acquisition related costs	3,981	0
Advertising	544	456
Intangible amortization	865	735
Core processing charges	1,750	1,397
Other operating expenses	3,826	3,176
TOTAL NONINTEREST EXPENSES	37,318	28,526
INCOME BEFORE INCOME TAXES	19,972	16,354
INCOME TAXES	3,708	2,776
NET INCOME	$16,264	$13,578
EARNINGS PER SHARE - basic	$0.36	$0.36
EARNINGS PER SHARE - diluted	$0.36	$0.36

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended
	March 31,	March 31,
	2026	2025
NET INCOME	$16,264	$13,578
Other comprehensive income (loss):
Net unrealized holding (losses) gains on available for sale securities	(7,937)	19,109
Reclassification adjustment for losses realized in income on sales	0	1,334
Reclassification adjustment for losses (gains) realized in income on fair value hedge	241	(235)
Net unrealized holding gains	(7,696)	20,208
Income tax effect	1,616	(4,244)
Unrealized holding (losses) gains, net of reclassification and tax	(6,080)	15,964
Change in funded status of post-retirement plan, net of tax	0	0
Other comprehensive (loss) income, net of tax	(6,080)	15,964
TOTAL COMPREHENSIVE INCOME	$10,184	$29,542

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2025	$366,625	$286,196	$(144,075)	$(23,021)	$485,725
Net income		16,264			16,264
Other comprehensive income (loss)			(6,080)		(6,080)
Share Issuance as part of a business combination	277,355				277,355
Restricted share issuance	(815)			815	0
Stock based compensation expense	662				662
Vesting of Incentive Plan	(1,012)			1,012	0
Share forfeitures for taxes				(604)	(604)
Dividends paid at $0.17 per share		(6,432)			(6,432)
Balance March 31, 2026	$642,815	$296,028	$(150,155)	$(21,798)	$766,890

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2024	$366,059	$257,173	$(193,265)	$(23,939)	$406,028
Net income		13,578			13,578
Other comprehensive income (loss)			15,964		15,964
Restricted share issuance	(491)			491	0
Restricted share forfeitures	0			0	0
Stock based compensation expense	642				642
Vesting of Incentive Plan	(565)			565	0
Share forfeitures for taxes				(683)	(683)
Dividends paid at $0.17 per share		(6,395)			(6,395)
Balance March 31, 2025	$365,645	$264,356	$(177,301)	$(23,566)	$429,134

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Three Months Ended
	March 31,	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,264	$13,578
Adjustments to reconcile net income to net cash from operating activities:
Provision (credit) for credit losses	(1,013)	22
Credit for unfunded loans	(21)	(226)
Depreciation and amortization	2,001	1,613
Net (accretion) amortization of securities	(479)	37
Available for sale security losses	0	1,334
Realized losses (gains) on equity securities	18	(21)
Loss on premises and equipment sales and disposals, net	10	24
Stock compensation expense	662	642
Earnings on bank owned life insurance	(966)	(699)
Income recognized from death benefit on bank owned life insurance	(526)	(111)
Origination of loans held for sale	(19,872)	(16,486)
Proceeds from loans held for sale	19,849	19,089
Net (gains) on sale of loans	(380)	(326)
Net change in other assets and liabilities	(7,974)	(2,800)
NET CASH FROM OPERATING ACTIVITIES	7,573	15,670
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	20,495	14,850
Proceeds from sales of securities available for sale	0	23,901
Purchases of securities available for sale	(15,927)	(34,539)
Proceeds from sales of equity securities	53	28
Purchase of equity securities	(53)	(30)
Proceeds from maturities and repayments of SBIC funds	61	216
Purchases of SBIC funds	(390)	(1,464)
Proceeds from redemption of restricted stock	18,785	6,946
Purchase of restricted stock	(16,886)	(604)
Loan originations and payments, net	14,399	23,044
Purchase of portfolio loans	0	(8,044)
Proceeds from loans held for sale previously classified as portfolio loans	0	1,600
Proceeds from BOLI death benefit	562	0
Purchase of company owned life insurance	0	(15,000)
Proceeds from land, building and equipment sales	25	11
Additions to premises and equipment	(507)	(3,498)
Net cash paid in business combinations	64,757	0
NET CASH FROM INVESTING ACTIVITIES	85,374	7,417
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	92,815	214,509
Net change in short-term borrowings	(85,000)	(203,000)
Cash dividends paid	(6,371)	(6,361)
Cash paid for withholding taxes on share-based awards	(665)	(717)
NET CASH FROM FINANCING ACTIVITIES	779	4,431
NET CHANGE IN CASH AND CASH EQUIVALENTS	93,726	27,518
Beginning cash and cash equivalents	92,357	85,738
Ending cash and cash equivalents	$186,083	$113,256
Supplemental cash flow information:
Interest paid	$26,535	$24,793
Supplemental noncash disclosures:
Issuance of stock awards	$1,827	$1,056
Issuance of stock for business combination	$277,363	$0
Transfer of loans to loans held for sale	$0	$1,845
Lease liabilities arising from obtaining right-of-use assets	$3,486	$149

See Note 2 regarding non-cash transactions included in the acquisition.

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

Basis of Presentation:

The unaudited consolidated condensed financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report to Shareholders included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025 (“2025 Form 10-K”). The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year. Certain items included in the prior period financial statements were reclassified to conform to the current period presentation. There was no effect on net income or total stockholders’ equity.

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

Equity:

There are 75,000,000 shares authorized and available for issuance as of March 31, 2026. Outstanding shares at  March 31, 2026 were 59,191,712.

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

Business Combinations:

On March 2, 2026, the Company completed its previously announced merger with Middlefield Banc Corp., an Ohio corporation (“Middlefield”), pursuant to the Agreement and Plan of Merger dated as of October 22, 2025, between the Company and Middlefield (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) Middlefield merged with and into the Company (the “Merger”), with the Company as the surviving entity in the Merger. Promptly following the consummation of the Merger, The Middlefield Banking Company, the banking subsidiary of Middlefield, merged with and into The Farmers National Bank of Canfield, the national banking subsidiary of the Company (“Farmers Bank”), with Farmers Bank as the surviving bank.

Pursuant to the terms of the Merger Agreement, at the Effective Time of the Merger, each common share, without par value, of Middlefield (“Middlefield Common Shares”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive 2.6 common shares, without par value, of the Company (“Company Common Shares”). No fractional Company Common Shares were issued in the Merger, and Middlefield’s shareholders became entitled to receive cash in lieu of fractional Company Common Shares, which represented a transaction value of approximately $277.4 million based on its closing stock price of $12.93 on February 27, 2026.

In accordance with ASC 805, the Company expensed $3.7 million of merger related costs during the three months ended March 31, 2026.  There were no merger related expenses recorded during the three months ended March 31, 2025.  The Company recorded goodwill of $104.2 million as a result of the Merger.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence.  The Merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area.  The goodwill was determined not to be deductible for income tax purposes.

The following table summarizes the consideration paid for Middlefield and the amounts of the assets acquired and liabilities assumed on the closing date of the Merger.

(In Thousands of Dollars)
Consideration
Cash	$8
Stock	277,355
Fair value of total consideration transferred	$277,363
Fair value of assets acquired
Cash and cash equivalents	$64,759
Securities available for sale	152,767
Loans, net	1,490,843
Premises and equipment	22,609
Bank owned life insurance	35,715
Core deposit intangible	19,826
Current and deferred taxes	7,473
Other assets	29,821
Total assets acquired	1,823,813
Fair value of liabilities assumed
Deposits	1,485,792
Short-term borrowings	145,000
Long-term borrowings	7,223
Accrued interest payable and other liabilities	12,636
Total liabilities	1,650,651
Net assets acquired	$173,162
Goodwill created	104,201
Total net assets acquired	$277,363

The fair value of net assets acquired includes fair value adjustments to certain receivables that were considered performing as of the effective date of the Merger.  The fair value adjustments were determined using the income method, discounted cash flow approach.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these receivables were not considered purchase credit deteriorated (“PCD”) at the Merger effective date and were not subject to the guidance relating to PCD loans.  Receivables acquired that were not subject to these requirements had a fair value and gross contractual amounts receivable of $1.46 billion and $1.48 billion on the date of acquisition.

The fair value of purchased financial assets that were classified as PCD loans are discussed in the Purchased Loans footnote.

The following table presents unaudited pro forma information as if the Merger had occurred on January 1, 2025. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2025.  The pro forma information is not indicative of what would have occurred had the Merger occurred as of the beginning of the year prior to the Merger effective date. The pro forma amounts below do not reflect any adjustments to the provision for credit losses for acquired loans, or the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the Merger.  As a result, actual amount differed from the unaudited pro forma information presented.

	Three months ended
(In Thousands of Dollars)	March 31, 2026	March 31, 2025
Net interest income	$58,413	$51,422
Noninterest income	14,751	12,425
Noninterest expense (1)	48,268	40,208
Net income (1)(2)	21,069	19,543

(1) Excludes $14.5 million in merger expense for the three months ended March 31, 2026.  No merger costs were recorded for the three months ended March 31, 2025.

(2) Excludes $14.8 million in allowance for credit losses booked in the first quarter of 2026.  There was not a similar entry for the first quarter of 2025.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at  March 31, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at March 31, 2026 or December 31, 2025.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
March 31, 2026
U.S. Treasury and U.S. government sponsored entities	$104,720	$29	$(9,851)	$94,898
State and political subdivisions	716,934	1,710	(92,688)	625,956
Corporate bonds	32,213	140	(280)	32,073
Mortgage-backed securities	635,441	610	(83,320)	552,731
Collateralized mortgage obligations	182,586	617	(6,543)	176,660
Small Business Administration	2,009	0	(129)	1,880
Totals	$1,673,903	$3,106	$(192,811)	$1,484,198

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury and U.S. government sponsored entities	$104,737	$45	$(9,487)	$95,295
State and political subdivisions	589,236	2,632	(88,171)	503,697
Corporate bonds	13,171	163	(289)	13,045
Mortgage-backed securities	629,376	731	(82,973)	547,134
Collateralized mortgage obligations	186,494	1,461	(5,739)	182,216
Small Business Administration	2,210	0	(140)	2,070
Totals	$1,525,224	$5,032	$(186,799)	$1,343,457

The proceeds from sales of available-for-sale securities and the associated gains and losses are as follows:

	Three Months Ended
	March 31,
(In Thousands of Dollars)	2026	2025
Proceeds	$0	$23,901
Gross gains	0	0
Gross losses	0	(1,334)

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2026
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$4,668	$4,644
One to five years	77,267	72,915
Five to ten years	209,826	194,283
Beyond ten years	562,106	481,085
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	820,036	731,271
Total	$1,673,903	$1,484,198

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at March 31, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
March 31, 2026

U.S. Treasury and U.S. government sponsored entities	$1,159	$(11)	$92,833	$(9,840)	$93,992	$(9,851)
State and political subdivisions	155,312	(2,308)	404,333	(90,380)	559,645	(92,688)
Corporate bonds	18,386	(30)	6,805	(250)	25,191	(280)
Mortgage-backed securities	74,431	(958)	427,583	(82,362)	502,014	(83,320)
Collateralized mortgage obligations	56,177	(1,184)	69,827	(5,359)	126,004	(6,543)
Small Business Administration	0	0	1,880	(129)	1,880	(129)
Total	$305,465	$(4,491)	$1,003,261	$(188,320)	$1,308,726	$(192,811)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2025

U.S. Treasury and U.S. government sponsored entities	$100	$0	$93,211	$(9,487)	$93,311	$(9,487)
State and political subdivisions	6,302	(1,360)	432,053	(86,811)	438,355	(88,171)
Corporate bonds	2,962	(44)	6,293	(245)	9,255	(289)
Mortgage-backed securities	48,965	(313)	437,859	(82,660)	486,824	(82,973)
Collateralized mortgage obligations	50,887	(621)	69,006	(5,118)	119,893	(5,739)
Small Business Administration	0	0	2,070	(140)	2,070	(140)
Total	$109,216	$(2,338)	$1,040,492	$(184,461)	$1,149,708	$(186,799)

As of March 31, 2026, the Company’s security portfolio consisted of 1,068 securities, 913 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of March 31, 2026, the Company has not recorded an allowance for credit losses on available for sale (“AFS”) securities.

At December 31, 2025, the Company’s security portfolio consisted of 899 securities, 716 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. At December 31, 2025, the Company did not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality and are rated AA or higher. In addition, management had both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. At December 31, 2025, the Company had not recorded an allowance for credit losses on AFS securities.

Equity Securities

The Company also holds equity securities which include $16.2 million in Small Business Investment Company (“SBIC”) partnership investments as well as $876,000 in local and regional bank holdings and other miscellaneous equity funds at March 31, 2026. At December 31, 2025, the Company held $15.5 million in SBIC investments and $370,000 in local and regional bank holdings and other miscellaneous equity funds. These investments are held at modified cost and any changes in the modified costs are recognized in income in both 2026 and 2025.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	March 31, 2026	December 31, 2025
Commercial real estate
Owner occupied	$626,711	$393,061
Non-owner occupied	1,047,722	710,468
Farmland	231,601	211,370
Other	403,988	294,587
Commercial
Commercial and industrial	591,409	340,224
Agricultural	52,414	54,195
Residential real estate
1-4 family residential	1,219,766	850,300
Home equity lines of credit	349,656	181,544
Consumer
Indirect	233,576	231,242
Direct	21,539	16,483
Other	10,020	10,070
Total loans	$4,788,402	$3,293,544
Net deferred loan costs	11,662	11,169
Allowance for credit losses	(54,684)	(36,811)
Net loans	$4,745,380	$3,267,902

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three month periods ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$20,064	$4,536	$7,241	$4,970	$36,811
(Credit) Provision for credit losses	(1,771)	329	13	416	(1,013)
Initial allowance on loans purchased with credit deterioration	3,380	600	15	0	3,995
Initial allowance on purchased seasoned loans	8,377	2,746	4,102	110	15,335
Loans charged off	(1)	(291)	(83)	(354)	(729)
Recoveries	0	121	43	121	285
Total ending allowance balance	$30,049	$8,041	$11,331	$5,263	$54,684

Three Months Ended March 31, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,259	$4,628	$7,271	$4,705	$35,863
Provision (Credit) for credit losses	263	(125)	(234)	118	22
Loans charged off	(44)	(313)	(19)	(322)	(698)
Recoveries	2	193	47	120	362
Total ending allowance balance	$19,480	$4,383	$7,065	$4,621	$35,549

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to March 31, 2026. As of March 31, 2026, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and an increased trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from  March 31, 2025 to March 31, 2026 is largely attributed to the Middlefield Merger.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of March 31, 2026 and December 31, 2025:

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
March 31, 2026
Commercial real estate
Owner occupied	$4,989	$2,818	$0
Non-owner occupied	6,773	16,680	0
Farmland	0	1,879	0
Other	1,576	0	0
Commercial
Commercial and industrial	8,074	9,521	0
Agricultural	0	161	0
Residential real estate
1-4 family residential	1,878	3,068	268
Home equity lines of credit	506	1,004	0
Consumer
Indirect	32	526	0
Direct	0	4	0
Other	97	0	0
Total loans	$23,925	$35,661	$268

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
December 31, 2025
Commercial real estate
Owner occupied	$1,346	$207	$0
Non-owner occupied	2,408	10,776	0
Farmland	0	1,917	0
Other	1,093	0	0
Commercial
Commercial and industrial	0	2,778	82
Agricultural	0	159	0
Residential real estate
1-4 family residential	1,095	2,329	271
Home equity lines of credit	424	689	0
Consumer
Indirect	61	462	0
Direct	0	21	0
Other	97	0	0
Total loans	$6,524	$19,338	$353

There were no loans that were held for sale and in nonaccrual status for the periods ending  March 31, 2026 and   December 31, 2025.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2026 and December 31, 2025:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
March 31, 2026
Commercial real estate
Owner occupied	$7,518	$0	$0	$0
Non-owner occupied	35,322	0	0	0
Farmland	1,839	0	0	0
Other	1,576	0	0	0
Commercial
Commercial and industrial	0	16,812	0	0
Agricultural	0	8	0	0
Residential real estate
1-4 family residential	3,031	0	0	0
Home equity lines of credit	912	0	0	0
Consumer
Indirect	0	0	72	0
Direct	0	0	2	0
Other	97	0	0	0
Total loans	$50,295	$16,820	$74	$0

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2025
Commercial real estate
Owner occupied	$1,346	$0	$0	$0
Non-owner occupied	24,235	0	0	0
Farmland	1,872	0	0	0
Other	1,093	0	0	0
Commercial
Commercial and industrial	0	2,352	0	0
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	2,411	0	0	0
Home equity lines of credit	944	0	0	0
Consumer
Indirect	0	0	102	0
Direct	0	0	4	0
Other	97	0	0	0
Total loans	$31,998	$2,352	$106	$0

The following tables present the aging of the amortized cost basis in past due loans as of March 31, 2026 and December 31, 2025 by class of loans.

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
March 31, 2026
Commercial real estate
Owner occupied	$376	$0	$7,807	$8,183	$618,356	$626,539
Non-owner occupied	106	0	23,453	23,559	1,023,809	1,047,368
Farmland	112	160	1,879	2,151	229,304	231,455
Other	990	0	1,576	2,566	400,802	403,368
Commercial
Commercial and industrial	641	390	17,595	18,626	574,331	592,957
Agricultural	239	25	161	425	52,879	53,304
Residential real estate
1-4 family residential	8,634	59	5,214	13,907	1,206,809	1,220,716
Home equity lines of credit	695	227	1,510	2,432	347,486	349,918
Consumer
Indirect	1,372	513	558	2,443	240,360	242,803
Direct	99	30	4	133	21,479	21,612
Other	32	0	97	129	9,895	10,024
Total loans	$13,296	$1,404	$59,854	$74,554	$4,725,510	$4,800,064

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
December 31, 2025
Commercial real estate
Owner occupied	$419	$1,018	$1,553	$2,990	$389,881	$392,871
Non-owner occupied	8	0	13,184	13,192	696,884	710,076
Farmland	116	163	1,917	2,196	209,035	211,231
Other	0	0	1,093	1,093	292,915	294,008
Commercial
Commercial and industrial	1,064	174	2,860	4,098	337,639	341,737
Agricultural	235	30	159	424	54,665	55,089
Residential real estate
1-4 family residential	9,848	1,122	3,695	14,665	836,515	851,180
Home equity lines of credit	75	54	1,113	1,242	180,544	181,786
Consumer
Indirect	2,090	470	523	3,083	237,027	240,110
Direct	37	7	21	65	16,486	16,551
Other	17	0	97	114	9,960	10,074
Total loans	$13,909	$3,038	$26,215	$43,162	$3,261,551	$3,304,713

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and March 31, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended March 31, 2026	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied	$4,321	$0	$0	$0	$4,321	0.41%
Residential real estate
1-4 family residential	0	0	0	38	38	0.00%
Total modifications to borrowers experiencing financial difficulty	$4,321	$0	$0	$38	$4,359	0.09%

Three Months Ended March 31, 2025	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial
Commercial and industrial	$124	$0	$0	$0	$124	0.04%
Residential real estate
Home equity lines of credit	0	15	0	0	15	0.01%
Total modifications to borrowers experiencing financial difficulty	$124	$15	$0	$0	$139	0.00%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and March 31, 2025:

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Three Months Ended March 31, 2026
Commercial real estate
Non-owner occupied	$19
Residential real estate
1-4 family residential	$5	6.75%	3.00%

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Three Months Ended March 31, 2025
Commercial
Commercial and industrial	$112
Residential real estate
Home Equity Lines of Credit		0.00%	0.00%	5

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three months ended March 31, 2026 and March 31, 2025:

Three Months Ended March 31, 2026	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Residential real estate
1-4 family residential	0	0	0
Total accruing restructured loans	$0	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	4,321	0	0
Residential real estate
1-4 family residential	38	0	0
Total nonaccrual restructured loans	$4,359	$0	$0
Total restructured loans	$4,359	$0	$0

Three Months Ended March 31, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Residential real estate
Home equity lines of credit	15	0	0
Total accruing restructured loans	$15	$0	$0

Nonaccrual restructured loans
Commercial	0	0	124
Commercial and industrial
Total nonaccrual restructured loans	$0	$0	$124
Total restructured loans	$15	$0	$124

As of March 31, 2026, the Company had no commitments to lend any additional funds on restructured loans.

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2026 and  March 31, 2025, and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

Three Months Ended March 31, 2026	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Residential real estate
1-4 family residential	$102	$0	$0	$0
Total modifications to borrowers experiencing financial difficulty	$102	$0	$0	$0

Three Months Ended March 31, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$124	$0	$0	$0
Residential real estate
1-4 family residential	0	0	0	0
Home equity lines of credit	0	0	0	19
Total modifications to borrowers experiencing financial difficulty	$124	$0	$0	$19

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

The following table presents total loans by risk categories and year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$6,435	$97,972	$93,041	$75,052	$69,005	$259,001	$6,180	$606,686
Special mention	0	0	1,554	4,670	363	1,276	0	7,863
Substandard	0	0	0	4,989	4,840	2,161	0	11,990
Total commercial real estate - Owner occupied loans	$6,435	$97,972	$94,595	$84,711	$74,208	$262,438	$6,180	$626,539

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$1	$0	$1

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$14,550	$91,541	$104,325	$97,891	$193,371	$467,941	$22,322	$991,941
Special mention	0	0	0	0	3,112	3,893	290	7,295
Substandard	0	0	4,146	0	0	42,121	0	46,267
Doubtful	0	0	0	0	1,865	0	0	1,865
Total commercial real estate - Non-owner occupied loans	$14,550	$91,541	$108,471	$97,891	$198,348	$513,955	$22,612	$1,047,368

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Farmland:
Risk Rating
Pass	$6,968	$22,635	$22,991	$19,083	$36,266	$113,859	$7,177	$228,979
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	1,839	0	637	0	2,476
Total commercial real estate - Farmland loans	$6,968	$22,635	$22,991	$20,922	$36,266	$114,496	$7,177	$231,455

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$5,707	$68,403	$64,518	$103,518	$52,205	$68,358	$21,762	$384,471
Special mention	0	0	0	9,306	0	165	0	9,471
Substandard	0	2,953	0	1,465	3,499	563	946	9,426
Total commercial real estate - Other loans	$5,707	$71,356	$64,518	$114,289	$55,704	$69,086	$22,708	$403,368

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$21,865	$107,794	$99,324	$73,119	$50,748	$46,938	$164,156	$563,944
Special mention	0	0	0	0	2,026	330	4,591	6,947
Substandard	0	970	5,828	3,694	7,057	2,706	1,811	22,066
Total commercial - Commercial and industrial loans	$21,865	$108,764	$105,152	$76,813	$59,831	$49,974	$170,558	$592,957

Commercial - Commercial and industrial: Current period gross write-offs	$0	$10	$6	$31	$86	$158	$0	$291

Commercial - Agricultural:
Risk Rating
Pass	$1,993	$11,287	$6,205	$7,187	$7,376	$3,200	$15,895	$53,143
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	29	0	26	106	0	161
Total commercial - Agricultural loans	$1,993	$11,287	$6,234	$7,187	$7,402	$3,306	$15,895	$53,304

Commercial - Agricultural: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$27,635	$158,176	$127,731	$108,168	$191,644	$596,855	$5,293	$1,215,502
Nonperforming	0	0	0	198	999	4,017	0	5,214
Total residential real estate - 1-4 family residential loans	$27,635	$158,176	$127,731	$108,366	$192,643	$600,872	$5,293	$1,220,716

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$0	$0	$32	$0	$32

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$100	$395	$163	$514	$7,606	$339,630	$348,408
Nonperforming	0	101	0	203	558	648	0	1,510
Total residential real estate - Home equity lines of credit loans	$0	$201	$395	$366	$1,072	$8,254	$339,630	$349,918

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$0	$0	$51	$0	$51

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$25,493	$73,812	$49,673	$34,384	$26,636	$32,247	$0	$242,245
Nonperforming	0	34	130	57	70	267	0	558
Total consumer - Indirect loans	$25,493	$73,846	$49,803	$34,441	$26,706	$32,514	$0	$242,803

Consumer - Indirect: Current period gross write-offs	$0	$16	$42	$46	$0	$189	$0	$293

Consumer - Direct:
Payment Performance
Performing	$1,608	$4,673	$2,043	$1,441	$846	$10,997	$0	$21,608
Nonperforming	0	0	1	0	0	3	0	4
Total consumer - Direct loans	$1,608	$4,673	$2,044	$1,441	$846	$11,000	$0	$21,612

Consumer - Direct: Current period gross write-offs	$0	$0	$6	$0	$5	$10	$0	$21

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$0	$4	$690	$9,233	$9,927
Nonperforming	0	0	0	0	97	0	0	97
Total consumer - Other loans	$0	$0	$0	$0	$101	$690	$9,233	$10,024

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$1	$39	$40

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$54,226	$47,332	$49,344	$40,512	$55,333	$133,226	$3,195	$383,168
Special mention	0	648	4,729	0	1,069	74	0	6,520
Substandard	0	0	1,346	430	1	1,406	0	3,183
Total commercial real estate - Owner occupied loans	$54,226	$47,980	$55,419	$40,942	$56,403	$134,706	$3,195	$392,871

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$22	$75	$0	$97

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$79,473	$71,707	$47,336	$115,103	$75,125	$257,596	$20,072	$666,412
Special mention	0	0	0	3,126	0	4,103	215	7,444
Substandard	0	21	124	1,870	10,528	21,812	0	34,355
Doubtful	0	0	0	0	1,865	0	0	1,865
Total commercial real estate - Non-owner occupied loans	$79,473	$71,728	$47,460	$120,099	$87,518	$283,511	$20,287	$710,076

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$1,970	$0	$0	$0	$1,970

Commercial real estate - Farmland:
Risk Rating
Pass	$20,347	$19,990	$20,478	$35,611	$16,728	$91,987	$3,568	$208,709
Substandard	0	0	1,872	0	352	298	0	2,522
Total commercial real estate - Farmland loans	$20,347	$19,990	$22,350	$35,611	$17,080	$92,285	$3,568	$211,231

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$44	$0	$44

Commercial real estate - Other:
Risk Rating
Pass	$62,052	$50,127	$48,815	$65,170	$23,895	$24,391	$1,351	$275,801
Special mention	0	0	9,279	0	0	1,364	0	10,643
Substandard	2,965	0	981	3,496	112	10	0	7,564
Total commercial real estate - Other loans	$65,017	$50,127	$59,075	$68,666	$24,007	$25,765	$1,351	$294,008

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$2,454	$0	$0	$0	$2,454

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$65,564	$63,502	$52,078	$38,843	$11,342	$19,002	$80,655	$330,986
Special mention	0	0	0	2,158	253	0	2,050	4,461
Substandard	8	210	21	2,612	719	1,163	1,557	6,290
Total commercial - Commercial and industrial loans	$65,572	$63,712	$52,099	$43,613	$12,314	$20,165	$84,262	$341,737

Commercial - Commercial and industrial: Current period gross write-offs	$345	$122	$230	$311	$127	$116	$28	$1,279

Commercial - Agricultural:
Risk Rating
Pass	$11,929	$6,738	$8,151	$8,058	$2,502	$1,028	$16,523	$54,929
Special mention	0	0	0	0	0	0	0	0
Substandard	0	32	0	20	18	90	0	160
Total commercial - Agricultural loans	$11,929	$6,770	$8,151	$8,078	$2,520	$1,118	$16,523	$55,089

Commercial - Agricultural: Current period gross write-offs	$0	$114	$16	$38	$26	$18	$0	$212

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$90,911	$88,021	$58,641	$142,333	$140,411	$323,056	$4,112	$847,485
Nonperforming	0	0	396	574	238	2,487	0	3,695
Total residential real estate - 1-4 family residential loans	$90,911	$88,021	$59,037	$142,907	$140,649	$325,543	$4,112	$851,180

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$0	$150	$67	$0	$217

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$24	$135	$296	$211	$4,963	$175,044	$180,673
Nonperforming	0	0	7	438	0	668	0	1,113
Total residential real estate - Home equity lines of credit loans	$0	$24	$142	$734	$211	$5,631	$175,044	$181,786

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$10	$28	$0	$13	$0	$51

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$78,564	$55,727	$38,329	$30,359	$15,556	$21,052	$0	$239,587
Nonperforming	2	125	101	102	86	107	0	523
Total consumer - Indirect loans	$78,566	$55,852	$38,430	$30,461	$15,642	$21,159	$0	$240,110

Consumer - Indirect: Current period gross write-offs	$22	$191	$93	$40	$93	$489	$0	$928

Consumer - Direct:
Payment Performance
Performing	$4,010	$1,580	$1,280	$871	$647	$8,142	$0	$16,530
Nonperforming	0	0	0	4	0	17	0	21
Total consumer - Direct loans	$4,010	$1,580	$1,280	$875	$647	$8,159	$0	$16,551

Consumer - Direct: Current period gross write-offs	$0	$6	$16	$9	$0	$28	$0	$59

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$4	$64	$418	$9,491	$9,977
Nonperforming	0	0	0	97	0	0	0	97
Total consumer - Other loans	$0	$0	$0	$101	$64	$418	$9,491	$10,074

Consumer - Other: Current period gross write-offs	$0	$1	$5	$0	$1	$189	$0	$196

For the periods ending  March 31, 2026 and  December 31, 2025, there were no loans that were held for sale and in nonaccrual status. In the 1-4 family residential real estate portfolio at March 31, 2026, other real estate owned and foreclosure properties were $0 and $1.6 million, respectively.  In the 1-4 family residential real estate portfolio at December 31, 2025, other real estate owned and foreclosure properties were $52,000 and $506,000, respectively.

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

The following table presents the loan pools and the associated methodology used during the calculation of the allowance for credit losses in 2026.

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

In addition, ASU Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At March 31, 2026, the Company had $1.03 billion in unfunded commitments and set aside $1.88 million in anticipated credit losses. At December 31, 2025, the Company had $710 million in unfunded commitments and set aside $1.34 million in anticipated credit losses. The $323 million increase in unfunded commitments and $540,000 increase in the reserve for anticipated credit losses is attributed to the Middlefield Merger. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $54.7 million at March 31, 2026 and $36.8 million at December 31, 2025. The increase of $17.9 million was due to the Day 1 reserve related to the Middlefield Merger that was partially offset by the release of reserves attributed to the reduction of the organic loan portfolio and improvement in historical loss ratios.

Purchased Loans

As a result of the Middlefield Merger, the Company acquired $1.49 billion in loans.

March 31, 2026
Par value of acquired loans at acquisition	$1,531,402
Net purchase discount	(21,229)
Allowance for credit losses of PCD loans	(3,995)
Allowance for credit losses of PSLs	(15,335)
Purchase price of loans at acquisition	$1,490,843

Under ASU Topic 326, when loans are obtained through a business combination accounted for using the acquisition method in accordance with ASC 805 and are not purchase credit deteriorated (“PCD”), they are accounted for as purchased seasoned loans (“PSL”). PCD loans have evidence of more than insignificant deterioration of credit. PCD loans and PSLs acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. PCD loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2026, the Company acquired PCD loans with a fair value of $41.2 million, credit discount of $4.0 million and noncredit discount of $5.3 million. The outstanding balance at March 31, 2026 and related allowance on PCD loans is as follows:

	March 31, 2026		December 31, 2025
(In Thousands of Dollars)	Loan Balance	ACL Balance	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$10,508	$715	$258	$9
Non-owner Occupied	35,942	3,778	25,690	1,428
Farmland	0	0	0	0
Other	1,410	43	0	0
Commercial
Commercial and industrial	17,263	600	509	25
Agricultural	88	5	88	6
Residential real estate
1-4 family residential	2,087	10	894	4
Home equity lines of credit	605	6	0	0
Total	$67,903	$5,157	$27,439	$1,472

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three months ended March 31, 2026 and 2025.

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended March 31, 2026
Service charges on deposit accounts	$0	$1,966	$1,966
Debit card and EFT fees	0	2,023	2,023
Trust fees	3,030	0	3,030
Insurance agency commissions	0	1,683	1,683
Retirement plan consulting fees	886	0	886
Investment commissions	0	871	871
Other (outside the scope of ASC 606)	0	3,229	3,229
Total noninterest income	$3,916	$9,772	$13,688

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended March 31, 2025
Service charges on deposit accounts	$0	$1,758	$1,758
Debit card and EFT fees	0	1,866	1,866
Trust fees	2,641	0	2,641
Insurance agency commissions	0	1,741	1,741
Retirement plan consulting fees	798	0	798
Investment commissions	0	529	529
Other (outside the scope of ASC 606)	0	1,148	1,148
Total noninterest income	$3,439	$7,042	$10,481

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

At March 31, 2026, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

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

Collateral Dependent Loans

Fair value estimates of collateral dependent loans that are individually reviewed are based on the fair value of the collateral, less estimated costs to sell. Loans carried at fair value generally receive individual allocations of the allowance for credit losses in 2025 and 2026. For collateral dependent loans, fair value is commonly based on recent real estate appraisals or on quoted sales price in certain instances. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Adjustments to a quoted price are routinely made to factor in data that affect the marketability of the collateral. Such adjustments, in both instances, are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis and adjusted accordingly.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2026 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$94,898	$0	$94,898	$0
State and political subdivisions	625,956	0	625,956	0
Corporate bonds	32,073	0	31,099	974
Mortgage-backed securities-residential	552,731	0	552,731	0
Collateralized mortgage obligations	176,660	0	176,660	0
Small Business Administration	1,880	0	1,880	0
Total investment securities	$1,484,198	$0	$1,483,224	$974

Equity securities	876	876	0	0
Loans held for sale	1,919	0	1,919	0
Interest rate swaps	958	0	958	0
Interest rate lock commitments	52	0	52	0
Forward sales contract	51	0	51	0
Financial Liabilities
Interest rate swaps	958	0	958	0
Fair value hedge derivative	324	0	324	0

		Fair Value Measurements at December 31, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$95,295	$0	$95,295	$0
State and political subdivisions	503,697	0	503,697	0
Corporate bonds	13,045	0	11,827	1,218
Mortgage-backed securities-residential	547,134	0	547,134	0
Collateralized mortgage obligations	182,216	0	182,216	0
Small Business Administration	2,070	0	2,070	0
Total investment securities	1,343,457	0	1,342,239	1,218

Equity securities	370	370	0	0
Loans held for sale	1,516	0	1,516	0
Interest rate swaps	911	0	911	0
Interest rate lock commitments	71	0	71	0
Financial Liabilities
Interest rate swaps	911	0	911	0
Forward sales contract	15	0	15	0
Fair value hedge derivative	529	0	529	0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended
	March 31,
(In Thousands of Dollars)	2026	2025
Beginning Balance	$1,218	$1,409
Transfers between levels	0	0
Acquired and/or purchased	0	0
Discount accretion (premium amortization)	4	14
Repayments, calls and maturities	(250)	0
Changes in unrealized gains (losses)	2	(11)
Ending Balance	$974	$1,412

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2026 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Collateral dependent loans
Commercial real estate
Owner occupied	$1,964	$0	$0	$1,964
Non-owner occupied	11,196	0	0	11,196
Farmland	1,558	0	0	1,558
Commercial
Commercial and industrial	8,161	0	0	8,161
Agricultural	7	0	0	7
Residential real estate
1–4 family residential	97	0	0	97
Home equity lines of credit	208	0	0	208
Mortgage servicing rights	179	0	179	0

		Fair Value Measurements at December 31, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Collateral dependent loans
Commercial real estate
Non-owner occupied	$7,626	$0	$0	$7,626
Farmland	1,558	0	0	1,558
Commercial and industrial
Commercial and industrial	2,137	0	0	2,137
Residential real estate
1–4 family residential	295	0	0	295
Home equity lines of credit	302	0	0	302
Mortgage servicing rights	988	0	988	0

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended March 31, 2026 and December 31, 2025:

				Range
		Valuation	Unobservable	(Weighted
March 31, 2026	Fair value	Technique(s)	Input(s)	Average)
Collateral dependent loans
Commercial real estate	$14,718	Income Approach	Adjustment for difference between cap rates of comparable sales	(63.33%) - 46.49% 8.56%
Commercial	8,168	Quoted price for collateral	Offer Price	7.58%
Residential	305	Sales comparison	Adjustment for differences between comparable sales	(20.40%) - 14.44% (4.92%)

				Range
		Valuation	Unobservable	(Weighted
December 31, 2025	Fair value	Technique(s)	Input(s)	Average)
Collateral dependent loans
Commercial real estate	$9,184	Income approach	Adjustment for difference between cap rates of comparable sales	(57.94%) - 41.77% 15.31%
Commercial	2,137	Quoted price for collateral	Offer Price	9.14%
Residential	597	Sales comparison	Adjustment for differences between comparable sales	(11.58%) - 14.18% (6.26%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at March 31, 2026 and December 31, 2025 are as follows:

		Fair Value Measurements at March 31, 2026 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$186,083	$38,220	$147,863	$0	$186,083
Restricted stock	37,788	n/a	n/a	n/a	n/a
Loans, net	4,745,380	0	0	4,648,787	4,648,787
Financial liabilities
Deposits	5,921,385	5,004,550	918,094	0	5,922,644
Short-term borrowings	341,000	0	341,000	0	341,000
Long-term borrowings	94,108	0	89,203	0	89,203

		Fair Value Measurements at December 31, 2025 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$92,357	$20,486	$71,871	$0	$92,357
Restricted stock	29,531	n/a	n/a	n/a	n/a
Loans, net	3,267,902	0	0	3,190,808	3,190,808
Financial liabilities
Deposits	4,342,778	3,576,017	768,246	0	4,344,263
Short-term borrowings	281,000	0	281,000	0	281,000
Long-term borrowings	86,733	0	80,998	0	80,998

Goodwill and Intangible Assets:

Goodwill associated with the Merger during the first quarter of 2026 and the Company’s past acquisitions totaled $271.7 million and $167.5 million at March 31, 2026 and December 31, 2025, respectively. The Company recorded $104.2 million in goodwill in the first quarter of 2026 as a result of the Merger.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of March 31, 2026, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	March 31, 2026		December 31, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In Thousands of Dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,975	$(7,285)	$7,975	$(7,253)
Non-compete contracts	457	(436)	457	(435)
Trade name	1,131	(499)	1,131	(494)
Core deposit intangible	51,941	(16,472)	32,115	(15,645)
Total	$61,504	$(24,692)	$41,678	$(23,827)

Aggregate amortization expense was $865,000 and $735,000 for the three month periods ended March 31, 2026 and 2025, respectively.

Estimated amortization expense for each of the next five periods and thereafter:

2026 (9 months)	$3,585
2027	4,667
2028	4,656
2029	4,648
2030	4,365
Thereafter	14,891
Total	$36,812

Leases:

The Company has operating leases for branch office locations, vehicles, land and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 16.3 years, some of which had options to extend the lease for up to 15 years. The right of use assets and lease liabilities were $11.1 million and $11.4 million as of March 31, 2026, respectively, and $7.9 million and $8.2 million at December 31, 2025, respectively. The right of use assets are included in other assets while the lease liabilities are included in other liabilities on the balance sheet.

Lease expense for the three month periods ended March 31, 2026 and 2025 was $427,000 and $293,000, respectively. The weighted-average remaining lease term for all leases was 8.87 years as of March 31, 2026. The weighted-average discount rate was 3.75% for all leases as of March 31, 2026.

On March 2, 2026, the Company performed a valuation of Middlefield's leases to determine an initial right of use asset and lease liability in connection with the Merger. The Company recorded an initial right of use asset and lease liability of $3.5 million for these leases.

Maturities of lease liabilities are as follows as of March 31, 2026:

2026 (9 months)	$1,490
2027	1,892
2028	1,749
2029	1,499
2030	1,249
Thereafter	5,719
Total Payments	13,598
Less: lease liability expense	(2,219)
Total	$11,379

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $105.5 million and fair value of $958,000 in other assets and $958,000 in other liabilities at March 31, 2026. At December 31, 2025, the Company had interest rate swaps associated with commercial loans with a notional value of $88.7 million and fair value of $911,000 in other assets and $911,000 in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three month periods ended March 31, 2026 and 2025.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place at both March 31, 2026 and December 31, 2025. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the Company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at March 31, 2026 is $(324,000) and is recorded as a $(211,000) mark to market adjustment in other liabilities and $(113,000) recorded to other liabilities for the accrued interest payable in the Consolidated Balance Sheet. At December 31, 2025, the gross aggregate fair value of the swap was $(529,000) and was recorded as a $(451,000) mark to market adjustment in other liabilities, and $(78,000) was recorded to other liabilities for the accrued interest payable in the Consolidated Balance Sheet. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

(In Thousands of Dollars)	March 31, 2026	December 31, 2025
Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	3.68%	3.87%
Remaining maturity (in years)	0.3	0.6
Fair value	$(324)	$(529)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the quarters ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31,
	2026	2025
Forward sales contracts	$66	$(32)
Interest rate lock commitments	(18)	36

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Notional	Fair	Notional	Fair
(In Thousands of Dollars)	Amount	Value	Amount	Value
Included in other assets:
Forward sales contracts	$8,250	$51	$0	$0
Interest rate lock commitments	8,686	52	6,337	71
Total included in other assets	$16,936	$103	$6,337	$71

Included in other liabilities:
Forward sales contracts	$0	$0	$5,000	$(15)

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended
	March 31,
	2026	2025
Basic EPS
Net income (In thousands of dollars)	$16,264	$13,578
Weighted average shares outstanding	44,650,899	37,380,606
Basic earnings per share	$0.36	$0.36

Diluted EPS
Net income (In thousands of dollars)	$16,264	$13,578
Weighted average shares outstanding for basic earnings per share	44,650,899	37,380,606
Dilutive effect of restricted stock awards	223,492	245,877
Weighted average shares for diluted earnings per share	44,874,391	37,626,483
Diluted earnings per share	$0.36	$0.36

There were 63,398 restricted stock awards that were considered anti-dilutive for the three month period ended March 31, 2026 and 119,258 restricted stock awards that were considered anti-dilutive for the three month period ended March 31, 2025.

Stock Based Compensation:

In April of 2022, the Company, with the approval of shareholders, created the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2022 Plan replaced the 2017 Plan and the 2017 Plan has been sunset.  There were 59,122 service time based share awards and 150,468 performance based share awards granted under the 2022 Plan during the three month period ended March 31, 2026, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on equity compared to a group of peer companies over a three year vesting period, ending December 31, 2028. As of March 31, 2026, 142,675 shares were still available to be awarded from the 2022 Plan.

In April 2026, the Company, with approval of shareholders, approved the 2026 Equity Incentive Plan (the "2026 Plan"). The 2026 Plan permits the award of up to one million shares to the Company's non-employee directors and employees. The 2026 Plan replaces the 2022 Plan; no further shares may be awarded under the 2022 Plan and any shares previously awarded under the 2022 Plan which are forfeited will not be available for reissuance.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $662,000 for the three months ended March 31, 2026. The expense recognized was $642,000 for the three months ended March 31, 2025. As of March 31, 2026, there was $2.1 million of total unrecognized compensation expense related to the nonvested shares granted under the 2022 Plan. The remaining cost is expected to be recognized over 2.9 years.

The following is the activity under the Plans during the three month period ended March 31, 2026.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	176,915	$13.77	269,657	$14.13
Granted	59,122	13.12	150,468	13.04
Vested	(21,534)	13.56	(75,847)	13.60
Forfeited	(2,500)	14.06	0	0
Ending balance - non-vested shares	212,003	$13.55	344,278	$13.64

The following is the activity under the Plans during the three month period ended March 31, 2025.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	231,430	$14.35	222,920	$14.57
Granted	35,566	14.29	95,404	14.47
Vested	(68,839)	14.41	(41,008)	14.32
Forfeited	0	0	0	0.00
Ending balance - non-vested shares	198,157	$13.33	277,316	$14.14

The 97,381 shares that vested during the three month period ended March 31, 2026 had a weighted average fair value of $13.59 per share.

Other Comprehensive Income (Loss):

The following tables represent the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three month periods ended March 31, 2026 and 2025.

		Reclassification
	Net unrealized	adjustment for
	holding (losses)	(gains) losses
	gains on available	realized in income	Change in funded status
(In Thousands of Dollars)	for sale securities	on fair value hedge	of post-retirement plan	Total
Balance December 31, 2025	$(143,597)	$(476)	$(2)	$(144,075)
Other comprehensive (loss) before reclassification	(6,270)	0	0	(6,270)
Amounts reclassified from accumulated other comprehensive income	0	190	0	190
Net current period other comprehensive (loss) income	(6,270)	190	0	(6,080)
Balance March 31, 2026	$(149,867)	$(286)	$(2)	$(150,155)

Balance December 31, 2024	$(192,860)	$(403)	$(2)	$(193,265)
Other comprehensive income before reclassification	15,096	0	0	15,096
Amounts reclassified from accumulated other comprehensive income (loss)	1,054	(186)	0	868
Net current period other comprehensive income (loss)	16,150	(186)	0	15,964
Balance March 31, 2025	$(176,710)	$(589)	$(2)	$(177,301)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the three month periods ended March 31, 2026 and 2025.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of March 31, 2026, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at March 31, 2026 and December 31, 2025:

					To be Well Capitalized
			Requirement For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Common equity tier 1 capital ratio
Consolidated	$616,805	11.70%	$237,213	4.5%	N/A	N/A
Bank	673,881	12.67%	239,410	4.5%	$345,815	6.5%
Total risk based capital ratio
Consolidated	771,371	14.63%	421,712	8.0%	N/A	N/A
Bank	730,447	13.73%	425,619	8.0%	532,023	10.0%
Tier 1 risk based capital ratio
Consolidated	642,805	12.19%	316,284	6.0%	N/A	N/A
Bank	673,881	12.67%	319,214	6.0%	425,619	8.0%
Tier 1 leverage ratio
Consolidated	642,805	11.21%	229,446	4.0%	N/A	N/A
Bank	673,881	11.73%	229,839	4.0%	287,299	5.0%

December 31, 2025
Common equity tier 1 capital ratio
Consolidated	$448,549	12.02%	$167,878	4.5%	N/A	N/A
Bank	491,553	13.20%	167,539	4.5%	$242,000	6.5%
Total risk based capital ratio
Consolidated	576,703	15.46%	298,450	8.0%	N/A	N/A
Bank	529,707	14.23%	297,846	8.0%	372,308	10.0%
Tier 1 risk based capital ratio
Consolidated	466,549	12.51%	223,838	6.0%	N/A	N/A
Bank	491,553	13.20%	223,385	6.0%	297,846	8.0%
Tier 1 leverage ratio
Consolidated	466,549	8.92%	209,204	4.0%	N/A	N/A
Bank	491,553	9.42%	208,672	4.0%	260,840	5.0%

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

Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
March 31, 2026
Total assets for reportable segments	$17,678	$7,215,696	$7,233,374
Eliminations and other			(57,898)
Total consolidated assets			$7,175,476

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
December 31, 2025
Total assets for reportable segments	$17,000	$5,230,175	$5,247,175
Eliminations and other			(1,305)
Total consolidated assets			$5,245,870

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended March 31, 2026
Interest income - loans including fees	$0	$55,109	$55,109
Interest income - investments	0	10,544	10,544
Trust fees	3,030	0	3,030
Retirement plan consulting fees	886	0	886
Total consolidated segment revenues	3,916	65,653	69,569
Reconciliation of revenue
Other revenues			11,236
Total consolidated revenues			80,805

Interest expense - deposits	0	20,440	20,440
Interest expense - borrowings	0	4,109	4,109
Credit for credit losses and unfunded loans	0	(1,034)	(1,034)
Payroll expenses	1,679	16,810	18,489
Total consolidated segment expenses	1,679	40,325	42,004

Segment profit	2,237	25,328	27,565
Reconciliation of expenses
Other expenses *			18,829
Total consolidated expenses			60,833

Total consolidated income before taxes			$19,972
Other segment disclosures
Occupancy and equipment	134	4,961	5,095
Intangible amortization	14	851	865

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended March 31, 2025
Interest income - loans including fees	$0	$46,707	$46,707
Interest income - investments	0	9,514	9,514
Trust fees	2,641	0	2,641
Retirement plan consulting fees	798	0	798
Total consolidated segment revenues	3,439	56,221	59,660
Reconciliation of revenue
Other revenues			8,126
Total consolidated revenues			67,786

Interest expense - deposits	0	19,717	19,717
Interest expense - borrowings	0	3,393	3,393
Provision for credit losses and unfunded loans	0	(204)	(204)
Payroll expenses	1,474	14,681	16,155
Total consolidated segment expenses	1,474	37,587	39,061

Segment profit	1,965	18,634	20,599
Reconciliation of expenses
Other expenses *			12,371
Total consolidated expenses			51,432

Total consolidated income before taxes			$16,354
Other segment disclosures
Occupancy and equipment	143	3,983	4,126
Intangible amortization	23	712	735

* The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $341.0 million at March 31, 2026, and $281.0 million at December 31, 2025. The interest rate on these borrowings was 3.76% at the period ended  March 31, 2026, and 3.76% at the period ended  December 31, 2025. These short-term borrowings were borrowed using the FHLB's short term repurchase advance program, as these products allow the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances were secured by pledged assets which are described in the following Long-Term Borrowings footnote.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at March 31, 2026 or December 31, 2025.

Long-term borrowings:

There were no long-term advances from the FHLB at March 31, 2026 or December 31, 2025.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $2.4 billion for the period ending  March 31, 2026 and $1.8 billion for the period ended  December 31, 2025. Based on this collateral, the Bank is eligible to borrow an additional $788.9 million at March 31, 2026.

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

On March 2, 2026, the Company completed its acquisition of Middlefield, which included the assumption of Floating Rate Junior Subordinated Debt Securities due January 30, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $7.2 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Middlefield. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.67% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at March 31, 2026 was 5.60%.

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due September 15, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at March 31, 2026 was 5.39% and at December 31, 2025 the rate was 5.43%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at March 31, 2026 was 5.74% and at December 31, 2025 the rate was 5.78%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at March 31, 2026 was 5.64% and at December 31, 2025 the rate was 5.68%.

In all of the above instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at March 31, 2026 and December 31, 2025:

(In Thousands of Dollars)	March 31, 2026	December 31, 2025
TSEO Statutory Trust I	$2,631	$2,619
Maple Leaf Financial Statutory Trust II	8,243	8,187
Cortland Statutory Trust I	4,506	4,492
Middlefield Statutory Trust I	7,223	0
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$22,603	$15,298
Subordinated Debentures	$71,505	$71,435
Total long-term borrowings	$94,108	$86,733

Tax Credit Investments:

The Company invests in qualified affordable housing projects, as well as solar investment tax credits.

At March 31, 2026 and December 31, 2025, the balance of the investment for qualified affordable housing projects was $29 million and $26.0 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $14.1 million and $13.2 million at March 31, 2026 and December 31, 2025. The Company expects to complete the fulfillment of these commitments during the year ending 2040.

In the first quarters ended March 31, 2026 and March 31, 2025, the Company recognized amortization expense of $537,000 and $473,000, respectively, from its investment in qualified affordable housing projects. This amortization expense was included within income tax expense on the consolidated statements of income.

Additionally, during the first quarters ended March 31, 2026 and March 31, 2025, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $661,000 and $564,000, respectively. The qualified affordable housing investment credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the three month periods ended March 31, 2026 and March 31, 2025, the Company did not incur impairment losses related to its investment in affordable housing tax credits.

In the first quarter of 2025, the Company began investing in solar investment tax credits. At March 31, 2026, and  December 31, 2025, the balance of the investment was $2.9 million and $3.3 million, respectively. The solar tax investment was fully funded at March 31, 2026.  The total unfunded commitments related to the investments in solar investment tax credits totaled $1.7 million at December 31, 2025.

In the first quarter ended March 31, 2026, the Company recognized amortization expense of $569,000 from its investment in solar investment tax credits. This amortization expense was included within income tax expense on the consolidated statements of income. In the three month period ended March 31, 2025, the Company did not recognize amortization expense from its investment in solar investment tax credits.

Additionally, during the first quarter ended March 31, 2026, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $730,000. The solar investment tax credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. In the three month period ended March 31, 2025, the Company did not recognize tax credits and other benefits from its investment in solar investment tax credits. During the first quarters ended March 31, 2026 and March 31, 2025, the Company did not incur impairment losses related to its investment in solar investment tax credits.

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

Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”), including without limitation, the risk factors disclosed in Item 1A, “Risk Factors,” in the Company’s 2025 Form 10-K, as updated in Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on those forward-looking statements. The following, which is not intended to be an all-encompassing list, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in any forward-looking statement:

•	general economic conditions in markets where the Company conducts business, which could materially impact credit quality trends;
•	the length and extent of the economic impacts of the ongoing conflict with Iran;
•	the length and extent of U.S. and foreign country tariff policies and their impact on global, national, and regional economic conditions;
•	actions by the Federal Reserve Board, U.S. Treasury and other government agencies, including those that impact money supply, market interest rates and inflation;
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

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three month periods ended March 31, 2026 and 2025:

	At or for the Three Months Ended
	March 31,
(In Thousands, except Per Share Data)	2026	2025
Total assets	$7,175,476	$5,157,040
Net income	$16,264	$13,578
Diluted earnings per share	$0.36	$0.36
Return on average assets (annualized)	1.11%	1.06%
Return on average equity (annualized)	11.55%	13.12%
Dividends to net income	39.55%	47.10%
Net loans to assets	66.13%	62.36%
Loans to deposits	81.06%	72.55%

Net Income. The Company reported net income of $16.3 million, or $0.36 per diluted share, for the quarter ended March 31, 2026 compared to $13.6 million, or $0.36 per diluted share, for the quarter ended March 31, 2025. Net income for the first quarter of 2026 included a charge of $4.0 million related to the Merger with Middlefield and the conversion of our core system to Jack Henry. The new core platform contract will save the Company approximately $2.0 million per year, or $0.04 in diluted earnings per share, once the conversion is complete in August of 2026.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$3,811,021	$55,214	5.80%	$3,261,908	$46,810	5.74%
Taxable securities	1,177,183	7,773	2.64%	1,135,580	7,096	2.50%
Tax-exempt securities (2)	403,587	3,415	3.38%	377,078	2,990	3.17%
Other investments	51,720	761	5.89%	44,170	541	4.90%
Federal funds sold and other	102,808	681	2.65%	73,575	510	2.77%
TOTAL EARNING ASSETS	5,546,319	67,844	4.89%	4,892,311	57,947	4.74%
Nonearning assets	315,777			226,456
TOTAL ASSETS	$5,862,096			$5,118,767

INTEREST-BEARING LIABILITIES
Time deposits	$811,760	$6,629	3.27%	$733,406	$6,632	3.62%
Brokered time deposits	0	0	0.00%	143,393	1,538	4.29%
Savings deposits	1,490,444	6,507	1.75%	1,115,259	4,012	1.44%
Demand deposits - interest bearing	1,447,299	7,304	2.02%	1,377,522	7,535	2.19%
Total interest-bearing deposits	3,749,503	20,440	2.18%	3,369,580	19,717	2.34%

Short term borrowings	333,056	3,135	3.77%	218,444	2,417	4.43%
Long term borrowings	89,218	974	4.37%	86,209	976	4.53%
Total borrowed funds	422,274	4,109	3.89%	304,653	3,393	4.45%

TOTAL INTEREST-BEARING LIABILITIES	4,171,777	24,549	2.35%	3,674,233	23,110	2.52%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	1,102,395			977,619
Other liabilities	24,876			52,894
Stockholders' equity	563,048			414,021
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,862,096			$5,118,767
Net interest income and interest rate spread		$43,295	2.54%		$34,837	2.22%
Net interest margin			3.12%			2.85%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2026 and 2025 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Net Interest Income. Net interest income for the three months ended March 31, 2026, was $42.6 million compared to $34.2 million for the three months ended March 31, 2025. The Merger with Middlefield and a 27 basis point increase in the net interest margin were the primary reasons for this increase.

The net interest margin for the three-month period ended March 31, 2026, was 3.12% compared to 2.85% for the same period in 2025. Interest-earning asset yields increased 15 basis points in the first quarter of 2026 compared to the first quarter of 2025 while the cost of interest-bearing liabilities decreased 17 basis points when comparing these two periods. This decrease in interest-bearing liabilities resulted from a reduction in deposit costs of 18 basis points and a 56 basis point reduction in costs on borrowings rates in comparing the first quarter of 2025 to the first quarter of 2026.

Provision for Credit Losses and Provision for Unfunded Loans. The provision for credit losses and unfunded loans was a benefit of $1.0 million for the three months ended March 31, 2026, compared to a benefit of $204,000 for the three months ended March 31, 2025. The provision in the first quarter of 2026 was positively impacted by improvements in qualitative factors in the Company’s CECL model.

Noninterest Income. Noninterest income for the first quarter of 2026 was $13.7 million compared to $10.5 million for the first quarter of 2025. The increase was driven by the Middlefield acquisition, growth in the wealth lines of business and lower losses on the sale of securities.

Service charges on deposit accounts increased $208,000 to $2.0 million for the first quarter of 2026 compared to $1.8 million for the first quarter in 2025 primarily as a result of the Merger.   Bank owned life insurance income increased $682,000 during the first quarter of 2026 to $1.5 million compared to $810,000 in the first quarter of 2025.  Death claims were higher by $416,000 in 2026 compared to 2025 and the addition of Middlefield was primarily responsible for the remaining difference. Trust fees increased to $3.0 million at March 31, 2026, from $2.6 million at March 31, 2025.  The increase was due to continued growth in the business unit. Insurance agency commissions were $1.7 million both in the first quarter of 2026 and 2025.  Losses on the sale of securities totaled $18,000 in the first quarter of 2026 compared to losses on the sale of securities of $1.3 million during the first quarter of 2025.  The Company restructured $23.8 million of securities at the end of the first quarter of 2025 resulting in the loss realized on the sale.  Retirement plan consulting fees increased slightly to $886,000 in the first quarter of 2026 from $798,000 in the first quarter of 2025. Investment commissions grew $342,000 to $871,000 in the first quarter of 2026 compared to $529,000 in the first quarter of 2025.  The Company has a strong sales team in this line of business and is looking to grow with deeper penetration into newer markets.  Other mortgage banking income was $477,000 in the first quarter of 2026 compared to $147,000 in the first quarter of 2025.  This increase was primarily due to the Company recovering $303,000 of mortgage servicing rights impairment in the first quarter of 2026.  Debit card income grew from $1.9 million in the first quarter of 2025 to $2.0 million in the first quarter of 2026 as better volumes were realized in the current period.  Other noninterest income was $898,000 in the first quarter of 2026 compared to $1.2 million in the first quarter of 2025 primarily due to lower SBIC income in 2026.

Noninterest Expense. Noninterest expense totaled $37.3 million for the quarter ended March 31, 2026 compared to $28.5 million for the quarter ended March 31, 2025. Salaries and employee benefits were $18.5 million in the first quarter of 2026 compared to $16.2 million in the first quarter of 2025. The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Middlefield in the first quarter of 2026 and higher commission expense from increased revenue in the fee-based businesses.  Occupancy and equipment expense increased to $5.1 million in the first quarter of 2026 from $4.1 million in the first quarter of 2025 due to the Merger and increased maintenance costs in 2026 due to more severe winter weather conditions.  FDIC and state and local taxes increased by $341,000 to $1.6 million in the first quarter of 2026 compared to $1.3 million in the first quarter of 2025 due to the Merger and higher capital levels year-over-year.  Expense related to the Merger and to convert our core processing system increased to $4.0 million.  There were no expenses recognized for these activities in the first quarter of 2025.  Core processing expense increased to $1.7 million in the first quarter of 2026 from $1.4 million in the first quarter of 2025.  The increase was due to the Merger and a lower level of service credits in 2026. Other noninterest expense increased by $650,000 to $3.8 million in the first quarter of 2026 primarily as a result of the acquisition and timing issues.

Income Taxes. Income tax expense was $3.7 million for the three months ended March 31, 2026 compared to $2.8 million for the three months ended March 31, 2025 due to higher pretax income in the first quarter of 2026.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $93.7 million during the first three months of 2026 to $186.1 million from $92.4 million at December 31, 2025. The increase in the cash balances was primarily due to the Company intentionally holding more liquidity on its balance sheet at March 31, 2026 and the Merger with Middlefield.

Securities. The Company had securities available for sale totaling $1.48 billion as of March 31, 2026 compared to $1.34 billion as of December 31, 2025. The increase is a direct result of the Merger.  Net unrealized losses on the portfolio totaled $189.7 million at March 31, 2026, compared to $181.8 million at December 31, 2025. The Company anticipates continued volatility in the bond market in 2026, which will continue to affect the value of the portfolio.

Loans. Net loans (excluding loans held for sale) increased to $4.75 billion at March 31, 2026 from $3.27 billion at December 31, 2025. The increase in 2026 is primarily due to the Merger.

The following tables present the amortized cost basis of the Company's commercial real estate portfolio segment by industry as of March 31, 2026 and December 31, 2025:

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
March 31, 2026
Commercial real estate
Retail	$336,456	14.57%	7.01%	50.87%	88.59%
Farmland	231,455	10.03%	4.82%	46.85%	100.00%
Warehouse/Industrial	232,623	10.08%	4.85%	51.12%	93.90%
Office	194,707	8.43%	4.06%	58.58%	81.72%
Multifamily	247,892	10.74%	5.16%	59.24%	72.54%
Medical	145,189	6.29%	3.02%	54.08%	93.66%
Hotel	43,459	1.88%	0.91%	43.57%	75.61%
Special Purpose	75,927	3.29%	1.58%	52.88%	100.00%
Restaurant	43,121	1.87%	0.90%	49.44%	100.00%
Multifamily - Construction	37,343	1.62%	0.78%	54.52%	5.02%
All Other	720,558	31.21%	15.01%	45.37%	96.24%
Total	$2,308,730	100.00%	48.10%

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
December 31, 2025
Commercial real estate
Retail	$337,257	20.97%	10.21%	51.86%	87.81%
Farmland	211,231	13.13%	6.39%	48.61%	100.00%
Warehouse/Industrial	236,391	14.70%	7.15%	52.50%	93.23%
Office	191,765	11.92%	5.80%	59.74%	81.76%
Multifamily	171,956	10.69%	5.20%	59.15%	72.03%
Medical	141,396	8.79%	4.28%	55.31%	93.83%
Hotel	44,356	2.76%	1.34%	44.15%	75.81%
Special Purpose	78,533	4.88%	2.38%	53.62%	98.62%
Restaurant	44,583	2.77%	1.35%	52.52%	100.00%
Multifamily - Construction	62,595	3.89%	1.89%	55.98%	27.46%
All Other	88,123	5.48%	2.67%	46.51%	96.04%
Total	$1,608,186	100.00%	48.66%

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The amortized cost balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	3/31/2026	12/31/2025	9/30/2025	6/30/2025	3/31/2025
Nonperforming loans	$59,854	$26,215	$35,344	$27,819	$20,724
Nonperforming loans as a % of total loans	1.25%	0.79%	1.06%	0.84%	0.64%
Non-performing assets	$59,977	$26,318	$35,519	$28,052	$20,902
Non-performing assets as a % of total assets	0.84%	0.50%	0.68%	0.54%	0.41%
Loans delinquent 30-89 days	$14,700	$16,947	$16,083	$17,727	$11,192
Loans delinquent 30-89 days as a % of total loans	0.31%	0.51%	0.48%	0.54%	0.34%
Allowance for credit losses	$54,684	$36,811	$39,528	$35,863	$35,549
Allowance for credit losses as a % of total loans	1.14%	1.11%	1.18%	1.17%	1.09%
Allowance for credit losses as a % of nonperforming loans	91.36%	140.42%	111.84%	138.62%	171.54%
Net charge-offs for the quarter	$444	$4,897	$536	$572	$336
Annualized net charge-offs to average net loans outstanding	0.05%	0.59%	0.07%	0.07%	0.04%

The Company's allowance for credit losses increased to $54.7 million for the period ended March 31, 2026, from $36.8 million for the period ended December 31, 2025. The increase in the allowance for credit losses was primarily driven by the Merger.  The Company recorded a $4.0 million and $15.3 million increase to the allowance for credit losses for the Day 1 reserve for purchased financial assets with credit deterioration and purchased seasoned loans, respectively. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at March 31, 2026 is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased to $5.9 billion at March 31, 2026 from $4.34 billion at December 31, 2025.   Customer deposits grew $1.6 billion, including an increase of $282.7 million in public funds.  The increase was primarily due to Middlefield, which added $1.49 billion in deposits, as well as seasonal growth in public funds.

Short-term Borrowings. Total short-term borrowing balances increased from $281.0 million at December 31, 2025 to $341.0 million at March 31, 2026. The Middlefield Merger added $145.0 million in short-term borrowings offset by payoffs.

Total Stockholders' Equity. Total stockholders’ equity increased to $766.9 million at March 31, 2026 from $485.7 million at December 31, 2025. The increase was primarily due to an increase in common stock of $276.2 million from the Merger coupled with growth in retained earnings of $9.8 million due to $16.3 million of net income recognized during the first three months of the year partially offset by dividends paid on outstanding common shares.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At March 31, 2026, the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 11.70%, total risk-based capital ratio stood at 14.63%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 12.19% and 11.21%, respectively, at March 31, 2026. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of March 31, 2026.

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

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with U.S. GAAP. These policies are presented in Note 1 of the consolidated audited financial statements in the Company’s Annual Report to Shareholders included in the Company’s 2025 Form 10-K. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified accounting policies that are critical accounting policies and an understanding of these policies is necessary to understand the Company’s financial statements. These policies relate to determining the adequacy of the allowance for credit losses, if there is any impairment of goodwill or other intangible and estimating the fair value of assets acquired and liabilities assumed in connection with any merger activity. Additional information regarding these policies is included in the notes to the aforementioned 2025 consolidated financial statements, Note 1 (Summary of Significant Accounting Policies), Note 4 (Loans) and Note 2 (Business Combinations), and the sections captioned “Loan Portfolio.”

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 2.40% from 4Q2025 to 4Q2026, U.S. PCE inflation of 2.70%, and U.S. unemployment of 4.40%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation between 5.00% and 7.00% and an elevated U.S. unemployment rate between 6.00% and 7.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•	The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•	Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of March 31, 2026, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•	An increase of approximately $943,000 for residential real estate loans and lending-related commitments
•	An increase of approximately $1.4 million for commercial real estate non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2026.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At March 31, 2026, on a consolidated basis, Farmers had intangibles of $36.8 million subject to amortization and $271.7 million in goodwill, which was not subject to periodic amortization.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. The Bank has a line of credit totaling $25.0 million and there was no balance on this line at either March 31, 2026 or December 31, 2025. The Company also has access to borrow $11.5 million at the Federal Reserve Discount Window, however, there was no balance on this line at March 31, 2026 or December 31, 2025. The Federal Reserve Discount Window can be an additional source of funds with the posting of additional collateral. As of March 31, 2026, the Bank had $341.0 million in outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $788.9 million at March 31, 2026. The Bank views its membership in the FHLB as a solid source of liquidity.  Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $1.03 billion at March 31, 2026, and $710 million at December 31, 2025. Additionally, the Company has committed up to $21.2 million in subscriptions in SBIC investment funds and at March 31, 2026, the Company had invested $16.0 million in these funds.

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

Changes In Interest Rate	March 31, 2026	December 31, 2025	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+400	-4.5%	-6.6%	-12.5%
+300	-3.6%	-5.2%	-10.0%
+200	-2.5%	-3.4%	-7.5%
+100	-1.3%	-1.8%	-5.0%
-100	1.4%	1.4%	-5.0%
-200	2.5%	2.3%	-10.0%
-300	3.5%	3.4%	-15.0%
-400	3.7%	3.5%	-20.0%
Net Present Value Of Equity Change
+400	-20.0%	-27.9%	-12.5%
+300	-14.9%	-20.7%	-10.0%
+200	-9.3%	-12.9%	-7.5%
+100	-4.5%	-6.2%	-5.0%
-100	2.3%	3.1%	-10.0%
-200	0.8%	2.4%	-15.0%
-300	-4.7%	-2.9%	-20.0%
-400	-9.3%	-2.5%	-25.0%

The yield curve has changed dramatically over the past four years. From March 2022 to July 2023, in an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate from 0.25% to 5.50%. The committee then held the discount rate at 5.50% until September 2024 when they cut the discount rate by a total of 100 basis points over the last four months of 2024. These rate cuts in 2024 were an attempt to guide the economy into a “soft landing”, where the still comparatively elevated rate would continue to bring down inflation without harming the job market or the economy. The committee cut rates by 25 basis points three more times in 2025 in an effort to prioritize employment to promote economic stability amid a slowing labor market. The new target rate set in December 2025 was 3.50% to 3.75%, where it has remained for the first three months of 2026.  Overall, the discount rate remains elevated despite the rate cuts over the past two years.

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

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both March 31, 2026, and December 31, 2025. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For discussion of risk factors related to the Company, refer to Part 1, Item 1A, "Risk Factor," contained in the Company's Annual Report on form 10-K for the year ended December 31, 2025.

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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
Beginning balance				497,047
January 1 - 31	874	$13.30	0	497,047
February 1 - 28	43,565	13.60	0	497,047
March 1 - 31	0	0	0	497,047
Ending balance	44,439	3.59	0	497,047

There was no treasury stock activity under the program during the three month period ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

2.1*	Agreement and Plan of Merger by and between Farmers National Banc Corp. and Middlefield Banc Corp., dated as of October 22, 2025 (incorporated by reference from exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 27, 2025).

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

3.4	Amendment to Articles of Incorporation of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on February 10, 2026).

3.5	Amended Code of Regulations of Farmers National Banc Corp. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2020).

10.1*	Farmers National Banc Corp. 2026 Form of Performance-based Cash Award under 2026 Incentive Plan.

10.2*	Farmers National Banc Corp. 2026 Form of Notice of Grant of Performance-based Restricted Stock Awards under 2022 Equity Incentive Plan.

10.3*	Farmers National Banc Corp. 2026 Form of Performance-based Equity Award under 2022 Equity Incentive Plan.

10.4*	Farmers National Banc Corp. 2026 Restricted Stock Award under 2022 Equity Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

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

Dated: May 7, 2026

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: May 7, 2026

/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary