Form 10-Q
period 2026-06-30
FARMERS NATIONAL BANC CORP /OH/
filed 2026-08-06
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2026
Common Stock, No Par Value	59,247,572 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	June 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$42,562	$20,486
Federal funds sold and other	122,192	71,871
TOTAL CASH AND CASH EQUIVALENTS	164,754	92,357
Securities available for sale, at fair value (Amortized cost $1,659,271 in 2026 and $1,525,224 in 2025)	1,473,698	1,343,457
Other investments	60,539	45,397
Loans held for sale, at fair value	2,862	1,516
Loans	4,776,477	3,304,713
Less allowance for credit losses	53,285	36,811
NET LOANS	4,723,192	3,267,902
Premises and equipment, net	77,691	56,861
Goodwill	271,383	167,450
Other intangibles, net	35,617	17,851
Bank owned life insurance	153,129	119,367
Tax credit investments	51,822	29,256
Other assets	126,197	104,456
TOTAL ASSETS	$7,140,884	$5,245,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,368,145	$994,122
Interest-bearing	4,462,969	3,348,656
TOTAL DEPOSITS	5,831,114	4,342,778
Short-term borrowings	361,000	281,000
Long-term borrowings	94,374	86,733
Other liabilities	70,444	49,634
TOTAL LIABILITIES	6,356,932	4,760,145
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock, no par value; 75,000,000 and 50,000,000 shares authorized in 2026 and 2025, respectively; 60,772,208 and 39,321,709 shares issued, respectively; 59,232,793 and 37,653,183 shares outstanding, respectively	642,876	366,625
Retained earnings	308,994	286,196
Accumulated other comprehensive income (loss)	(146,689)	(144,075)
Treasury stock, at cost; 1,539,415 and 1,668,526 shares in 2026 and 2025, respectively	(21,229)	(23,021)
TOTAL STOCKHOLDERS' EQUITY	783,952	485,725
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,140,884	$5,245,870

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$72,977	$47,050	$128,086	$93,758
Taxable securities	7,873	7,384	15,647	14,480
Tax exempt securities	3,665	2,377	6,455	4,828
Dividends	692	462	1,453	1,003
Federal funds sold and other interest income	887	429	1,568	939
TOTAL INTEREST AND DIVIDEND INCOME	86,094	57,702	153,209	115,008
INTEREST EXPENSE
Deposits	25,985	20,240	46,424	39,957
Short-term borrowings	2,874	1,536	6,009	3,954
Long-term borrowings	1,203	1,005	2,177	1,980
TOTAL INTEREST EXPENSE	30,062	22,781	54,610	45,891
NET INTEREST INCOME	56,032	34,921	98,599	69,117
Provision for credit losses	2,074	3,586	1,061	3,608
Provision (credit) for unfunded commitments	363	(38)	342	(264)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	53,595	31,373	97,196	65,773
NONINTEREST INCOME
Service charges on deposit accounts	2,434	1,749	4,400	3,507
Bank owned life insurance income	1,401	832	2,893	1,642
Trust fees	3,089	2,596	6,119	5,237
Insurance agency commissions	1,485	1,828	3,168	3,569
Security gains (losses), including fair value changes for equity securities	22	36	4	(1,278)
Retirement plan consulting fees	954	783	1,840	1,581
Investment commissions	1,044	721	1,915	1,250
Net gains on sale of loans	398	329	778	655
Other mortgage banking income (loss), net	199	27	676	174
Debit card and EFT fees	2,561	2,017	4,584	3,882
Other operating income	826	1,204	1,723	2,384
TOTAL NONINTEREST INCOME	14,413	12,122	28,100	22,603
NONINTEREST EXPENSES
Salaries and employee benefits	21,312	14,722	39,823	30,888
Occupancy and equipment	5,935	4,119	11,060	8,258
FDIC insurance and state and local taxes	1,933	1,262	3,536	2,524
Professional fees	1,357	1,026	2,469	2,223
System conversion/Acquisition related costs	1,695	0	5,676	0
Advertising	627	454	1,171	910
Intangible amortization	1,195	735	2,060	1,469
Core processing charges	2,327	1,401	4,077	2,798
Other operating expenses	4,493	3,456	8,319	6,631
TOTAL NONINTEREST EXPENSES	40,874	27,175	78,191	55,701
INCOME BEFORE INCOME TAXES	27,134	16,320	47,105	32,675
INCOME TAXES	4,099	2,410	7,806	5,187
NET INCOME	$23,035	$13,910	$39,299	$27,488
EARNINGS PER SHARE - basic	$0.39	$0.37	$0.76	$0.73
EARNINGS PER SHARE - diluted	$0.39	$0.37	$0.76	$0.73

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
NET INCOME	$23,035	$13,910	$39,299	$27,488
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available for sale securities	4,131	655	(3,806)	19,764
Reclassification adjustment for losses realized in income on sales	0	0	0	1,334
Reclassification adjustment for losses (gains) realized in income on fair value hedge	256	58	497	(177)
Net unrealized holding gains (losses)	4,387	713	(3,309)	20,921
Income tax effect	(921)	(150)	695	(4,394)
Unrealized holding gains (losses), net of reclassification and tax	3,466	563	(2,614)	16,527
Change in funded status of post-retirement plan, net of tax	0	0	0	0
Other comprehensive income (loss), net of tax	3,466	563	(2,614)	16,527
TOTAL COMPREHENSIVE INCOME	$26,501	$14,473	$36,685	$44,015

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2025	$366,625	$286,196	$(144,075)	$(23,021)	$485,725
Net income		16,264			16,264
Other comprehensive loss			(6,080)		(6,080)
Share Issuance as part of a business combination	277,355				277,355
Restricted share issuance	(815)			815	0
Stock based compensation expense	662				662
Net vesting of Incentive Plan	(1,012)			1,012	0
Share forfeitures for taxes				(604)	(604)
Dividends paid at $0.17 per share		(6,432)			(6,432)
Balance March 31, 2026	$642,815	$296,028	$(150,155)	$(21,798)	$766,890
Net income		23,035			23,035
Other comprehensive income			3,466		3,466
Restricted share issuance	(673)			673	0
Stock based compensation expense	712				712
Net vesting of Incentive Plan	22			(22)	0
Share forfeitures for taxes				(82)	(82)
Dividends paid at $0.17 per share		(10,069)			(10,069)
Balance June 30, 2026	$642,876	$308,994	$(146,689)	$(21,229)	$783,952

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2024	$366,059	$257,173	$(193,265)	$(23,939)	$406,028
Net income		13,578			13,578
Other comprehensive income			15,964		15,964
Restricted share issuance	(491)			491	0
Restricted share forfeitures	0			0	0
Stock based compensation expense	642				642
Net vesting of Incentive Plan	(565)			565	0
Share forfeitures for taxes				(683)	(683)
Dividends paid at $0.17 per share		(6,395)			(6,395)
Balance March 31, 2025	$365,645	$264,356	$(177,301)	$(23,566)	$429,134
Net income		13,910			13,910
Other comprehensive income			563		563
Restricted share issuance	(421)			421	0
Stock based compensation expense	645				645
Net vesting of Incentive Plan	(79)			79	0
Share forfeitures for taxes				(107)	(107)
Dividends paid at $0.17 per share		(6,397)			(6,397)
Balance June 30, 2025	$365,790	$271,869	$(176,738)	$(23,173)	$437,748

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Six Months Ended
	June 30,	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,299	$27,488
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,061	3,608
Provision (credit) for unfunded loans	342	(264)
Depreciation and amortization	4,695	3,349
Net accretion of securities	(1,110)	(181)
Available for sale security losses	0	1,334
Realized gains on equity securities	(4)	(56)
(Gain) loss on premises and equipment sales and disposals, net	49	(113)
Stock compensation expense	1,374	1,287
Earnings on bank owned life insurance	(2,096)	(1,531)
Income recognized from death benefit on bank owned life insurance	(797)	(111)
Origination of loans held for sale	(45,064)	(38,327)
Proceeds from loans held for sale	44,496	40,213
Net gains on sale of loans	(778)	(655)
Net change in other assets and liabilities	(7,367)	(6,353)
NET CASH FROM OPERATING ACTIVITIES	34,100	29,688
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	56,222	33,680
Proceeds from sales of securities available for sale	0	23,901
Purchases of securities available for sale	(36,391)	(45,983)
Proceeds from sales of equity securities	72	55
Purchase of equity securities	(76)	(57)
Proceeds from maturities and repayments of SBIC funds	958	910
Purchases of SBIC funds	(1,024)	(2,465)
Proceeds from redemption of restricted stock	25,809	11,945
Purchase of restricted stock	(29,828)	(7,337)
Loan originations and payments, net	46,216	(29,458)
Purchase of portfolio loans	(12,816)	(8,044)
Proceeds from loans held for sale previously classified as portfolio loans	750	3,445
Proceeds from BOLI death benefit	3,072	460
Purchase of company owned life insurance	0	(15,000)
Proceeds from land, building and equipment sales	1,294	298
Additions to premises and equipment	(1,075)	(5,092)
Net cash paid in business combinations	64,757	0
NET CASH FROM INVESTING ACTIVITIES	117,940	(38,742)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	2,544	129,638
Net change in short-term borrowings	(65,000)	(102,000)
Cash dividends paid	(16,403)	(12,727)
Cash paid for withholding taxes on share-based awards	(784)	(855)
NET CASH FROM FINANCING ACTIVITIES	(79,643)	14,056
NET CHANGE IN CASH AND CASH EQUIVALENTS	72,397	5,002
Beginning cash and cash equivalents	92,357	85,738
Ending cash and cash equivalents	$164,754	$90,740
Supplemental cash flow information:
Interest paid	$54,772	$46,658
Supplemental noncash disclosures:
Issuance of stock awards	$2,479	$1,556
Issuance of stock for business combination	$277,363	$0
Transfer of loans to loans held for sale	$750	$1,845
Lease liabilities arising from obtaining right-of-use assets	$3,486	$273
Liability arising from investment in solar tax credits	$15,000	$10,000

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

Equity:

There are 75,000,000 shares authorized and available for issuance as of June 30, 2026. Outstanding shares at  June 30, 2026 were 59,232,793.

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

In accordance with ASC 805, the Company expensed $1.1 million and $4.8 million of merger related costs during the three and six months ended June 30, 2026, respectively.  There were no merger related expenses recorded during the three and six months ended June 30, 2025.  The Company recorded goodwill of $103.9 million as a result of the Merger.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence.  The Merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area.  The goodwill was determined not to be deductible for income tax purposes.

The following table summarizes the consideration paid for Middlefield and the amounts of the assets acquired and liabilities assumed on the closing date of the Merger.

(In Thousands of Dollars)
Consideration
Cash	$8
Stock	277,355
Fair value of total consideration transferred	$277,363
Fair value of assets acquired
Cash and cash equivalents	$64,759
Securities available for sale	152,767
Loans, net	1,490,843
Premises and equipment	22,039
Bank owned life insurance	34,078
Core deposit intangible	19,826
Current and deferred taxes	7,402
Other assets	29,821
Total assets acquired	1,821,535
Fair value of liabilities assumed
Deposits	1,485,792
Short-term borrowings	145,000
Long-term borrowings	7,223
Accrued interest payable and other liabilities	10,089
Total liabilities	1,648,104
Net assets acquired	$173,431
Goodwill created	103,932
Total net assets acquired	$277,363

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

The following table presents unaudited pro forma information as if the Merger had occurred on January 1, 2025. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits and long-term debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2025.  The pro forma information is not indicative of what would have occurred had the Merger occurred as of the beginning of the year prior to the Merger effective date. The pro forma amounts below do not reflect any adjustments to the provision for credit losses for acquired loans, or the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the Merger.  As a result, actual amounts differed from the unaudited pro forma information presented.

	Three months ended		Six Months Ended
(In Thousands of Dollars)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net interest income	$56,032	$53,283	$114,444	$104,501
Noninterest income	14,413	15,200	29,163	27,625
Noninterest expense (1)	39,735	40,318	88,005	80,530
Net income (1)(2)	24,174	21,199	45,242	40,739

(1) Excludes $1.1 million and $15.6 million in merger expense of both entities for the three and six months ended June 30, 2026, respectively.  No merger costs were recorded for the three and six months ended June 30, 2025.

(2) Excludes $14.8 million in allowance for credit losses booked in the first quarter of 2026.  There was not a similar entry for the second quarter of 2026 or the three or six months ended June 30, 2025.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at  June 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at June 30, 2026 or December 31, 2025.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
June 30, 2026
U.S. Treasury and U.S. government sponsored entities	$104,704	$19	$(10,213)	$94,510
State and political subdivisions	714,596	2,962	(87,139)	630,419
Corporate bonds	27,820	246	(471)	27,595
Mortgage-backed securities	631,434	196	(83,977)	547,653
Collateralized mortgage obligations	178,792	301	(7,361)	171,732
Small Business Administration	1,925	0	(136)	1,789
Totals	$1,659,271	$3,724	$(189,297)	$1,473,698

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury and U.S. government sponsored entities	$104,737	$45	$(9,487)	$95,295
State and political subdivisions	589,236	2,632	(88,171)	503,697
Corporate bonds	13,171	163	(289)	13,045
Mortgage-backed securities	629,376	731	(82,973)	547,134
Collateralized mortgage obligations	186,494	1,461	(5,739)	182,216
Small Business Administration	2,210	0	(140)	2,070
Totals	$1,525,224	$5,032	$(186,799)	$1,343,457

The proceeds from sales of available-for-sale securities and the associated gains and losses are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands of Dollars)	2026	2025	2026	2025
Proceeds	$0	$0	$0	$23,901
Gross gains	0	0	0	0
Gross losses	0	0	0	(1,334)

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2026
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$1,286	$1,298
One to five years	106,550	99,140
Five to ten years	183,181	170,404
Beyond ten years	556,103	481,682
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	812,151	721,174
Total	$1,659,271	$1,473,698

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at June 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
June 30, 2026

U.S. Treasury and U.S. government sponsored entities	$1,166	$(9)	$92,442	$(10,204)	$93,608	$(10,213)
State and political subdivisions	95,438	(3,433)	406,107	(83,706)	501,545	(87,139)
Corporate bonds	14,899	(244)	5,345	(227)	20,244	(471)
Mortgage-backed securities	102,486	(1,716)	407,276	(82,261)	509,762	(83,977)
Collateralized mortgage obligations	68,206	(1,649)	71,540	(5,712)	139,746	(7,361)
Small Business Administration	0	0	1,789	(136)	1,789	(136)
Total	$282,195	$(7,051)	$984,499	$(182,246)	$1,266,694	$(189,297)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2025

U.S. Treasury and U.S. government sponsored entities	$100	$0	$93,211	$(9,487)	$93,311	$(9,487)
State and political subdivisions	6,302	(1,360)	432,053	(86,811)	438,355	(88,171)
Corporate bonds	2,962	(44)	6,293	(245)	9,255	(289)
Mortgage-backed securities	48,965	(313)	437,859	(82,660)	486,824	(82,973)
Collateralized mortgage obligations	50,887	(621)	69,006	(5,118)	119,893	(5,739)
Small Business Administration	0	0	2,070	(140)	2,070	(140)
Total	$109,216	$(2,338)	$1,040,492	$(184,461)	$1,149,708	$(186,799)

As of June 30, 2026, the Company’s security portfolio consisted of 1,069 securities, 829 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of June 30, 2026, the Company has not recorded an allowance for credit losses on available for sale (“AFS”) securities.

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

Equity Securities

The Company also holds equity securities which include $15.9 million in Small Business Investment Company (“SBIC”) partnership investments as well as $901,000 in local and regional bank holdings and other miscellaneous equity funds at June 30, 2026. At December 31, 2025, the Company held $15.5 million in SBIC investments and $370,000 in local and regional bank holdings and other miscellaneous equity funds. These investments are held at modified cost and any changes in the modified costs are recognized in income in both 2026 and 2025.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	June 30, 2026	December 31, 2025
Commercial real estate
Owner occupied	$627,421	$393,061
Non-owner occupied	1,016,924	710,468
Farmland	228,228	211,370
Other	378,388	294,587
Commercial
Commercial and industrial	592,431	340,224
Agricultural	56,799	54,195
Residential real estate
1-4 family residential	1,230,110	850,300
Home equity lines of credit	360,685	181,544
Consumer
Indirect	239,209	231,242
Direct	21,375	16,483
Other	12,306	10,070
Total loans	$4,763,876	$3,293,544
Net deferred loan costs	12,601	11,169
Allowance for credit losses	(53,285)	(36,811)
Net loans	$4,723,192	$3,267,902

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six month periods ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$30,049	$8,041	$11,331	$5,263	$54,684
(Credit) Provision for credit losses	1,747	(111)	(257)	695	2,074
Initial allowance on purchased seasoned loans	0	160	0	0	160
Loans charged off	(3,125)	(188)	(69)	(421)	(3,803)
Recoveries	0	48	47	75	170
Total ending allowance balance	$28,671	$7,950	$11,052	$5,612	$53,285

Six Months Ended  June 30, 2026

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$20,064	$4,536	$7,241	$4,970	$36,811
(Credit) Provision for credit losses	(24)	218	(244)	1,111	1,061
Initial allowance on loans purchased with credit deterioration	3,380	600	15	0	3,995
Initial allowance on purchased seasoned loans	8,377	2,906	4,102	110	15,495
Loans charged off	(3,126)	(479)	(152)	(775)	(4,532)
Recoveries	0	169	90	196	455
Total ending allowance balance	$28,671	$7,950	$11,052	$5,612	$53,285

Three Months Ended June 30, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,480	$4,383	$7,065	$4,621	$35,549
(Credit) Provision for credit losses	2,149	901	191	345	3,586
Loans charged off	(22)	(341)	(58)	(327)	(748)
Recoveries	20	30	12	114	176
Total ending allowance balance	$21,627	$4,973	$7,210	$4,753	$38,563

Six Months Ended  June 30, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,259	$4,628	$7,271	$4,705	$35,863
(Credit) Provision for credit losses	2,412	776	(43)	463	3,608
Loans charged off	(66)	(654)	(77)	(649)	(1,446)
Recoveries	22	223	59	234	538
Total ending allowance balance	$21,627	$4,973	$7,210	$4,753	$38,563

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to June 30, 2026. As of June 30, 2026, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and an increased trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from  June 30, 2025 to June 30, 2026, is largely attributed to the Middlefield Merger. The increase related to the Middlefield Merger was partially offset by charge offs related to the settlement or sale of the debt or collateral associated with two commercial real estate non-owner occupied relationships and one multifamily relationship, and improving loss ratios of various loan portfolio segments.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2026 and December 31, 2025:

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
June 30, 2026
Commercial real estate
Owner occupied	$4,196	$2,580	$0
Non-owner occupied	2,227	10,576	0
Farmland	0	1,813	0
Other	491	1,041	0
Commercial
Commercial and industrial	11,454	3,651	0
Agricultural	0	178	0
Residential real estate
1-4 family residential	1,651	2,543	295
Home equity lines of credit	487	802	0
Consumer
Indirect	27	503	0
Direct	0	24	0
Other	0	97	0
Total loans	$20,533	$23,808	$295

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
December 31, 2025
Commercial real estate
Owner occupied	$1,346	$207	$0
Non-owner occupied	2,408	10,776	0
Farmland	0	1,917	0
Other	1,093	0	0
Commercial
Commercial and industrial	0	2,778	82
Agricultural	0	159	0
Residential real estate
1-4 family residential	1,095	2,329	271
Home equity lines of credit	424	689	0
Consumer
Indirect	61	462	0
Direct	0	21	0
Other	97	0	0
Total loans	$6,524	$19,338	$353

There were no loans that were held for sale and in nonaccrual status for the periods ending  June 30, 2026 and   December 31, 2025.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2026 and December 31, 2025:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
June 30, 2026
Commercial real estate
Owner occupied	$6,548	$0	$0	$0
Non-owner occupied	27,567	0	0	0
Farmland	1,821	0	0	0
Other	1,552	0	0	0
Commercial
Commercial and industrial	0	14,510	0	0
Agricultural	0	8	0	0
Residential real estate
1-4 family residential	2,851	0	0	0
Home equity lines of credit	889	0	0	0
Consumer
Indirect	0	0	67	0
Direct	0	0	1	0
Other	97	0	0	0
Total loans	$41,325	$14,518	$68	$0

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2025
Commercial real estate
Owner occupied	$1,346	$0	$0	$0
Non-owner occupied	24,235	0	0	0
Farmland	1,872	0	0	0
Other	1,093	0	0	0
Commercial
Commercial and industrial	0	2,352	0	0
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	2,411	0	0	0
Home equity lines of credit	944	0	0	0
Consumer
Indirect	0	0	102	0
Direct	0	0	4	0
Other	97	0	0	0
Total loans	$31,998	$2,352	$106	$0

The following tables present the aging of the amortized cost basis in past due loans as of June 30, 2026 and December 31, 2025 by class of loans.

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
June 30, 2026
Commercial real estate
Owner occupied	$697	$506	$6,776	$7,979	$619,288	$627,267
Non-owner occupied	48	378	12,803	13,229	1,003,345	1,016,574
Farmland	182	6	1,813	2,001	226,078	228,079
Other	991	0	1,532	2,523	375,186	377,709
Commercial
Commercial and industrial	1,099	227	15,105	16,431	577,624	594,055
Agricultural	170	55	178	403	57,380	57,783
Residential real estate
1-4 family residential	9,331	2,089	4,489	15,909	1,215,359	1,231,268
Home equity lines of credit	416	210	1,289	1,915	359,128	361,043
Consumer
Indirect	1,640	680	530	2,850	246,077	248,927
Direct	45	6	24	75	21,387	21,462
Other	92	1	97	190	12,120	12,310
Total loans	$14,711	$4,158	$44,636	$63,505	$4,712,972	$4,776,477

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
December 31, 2025
Commercial real estate
Owner occupied	$419	$1,018	$1,553	$2,990	$389,881	$392,871
Non-owner occupied	8	0	13,184	13,192	696,884	710,076
Farmland	116	163	1,917	2,196	209,035	211,231
Other	0	0	1,093	1,093	292,915	294,008
Commercial
Commercial and industrial	1,064	174	2,860	4,098	337,639	341,737
Agricultural	235	30	159	424	54,665	55,089
Residential real estate
1-4 family residential	9,848	1,122	3,695	14,665	836,515	851,180
Home equity lines of credit	75	54	1,113	1,242	180,544	181,786
Consumer
Indirect	2,090	470	523	3,083	237,027	240,110
Direct	37	7	21	65	16,486	16,551
Other	17	0	97	114	9,960	10,074
Total loans	$13,909	$3,038	$26,215	$43,162	$3,261,551	$3,304,713

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and June 30, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended June 30, 2026	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Combination Payment Deferral and Term Extension	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied	$0	$0	$0	$0	$2,777	$2,777	0.27%
Residential real estate
1-4 family residential	0	0	0	41	0	41	0.00%
Total modifications to borrowers experiencing financial difficulty	$0	$0	$0	$41	$2,777	$2,818	0.06%

Six Months Ended June 30, 2026	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Combination Payment Deferral and Term Extension	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied	$4,321	$0	$0	$0	$2,777	$7,098	0.70%
Residential real estate
1-4 family residential	0	0	0	79	0	$79	0.01%
Total modifications to borrowers experiencing financial difficulty	$4,321	$0	$0	$79	$2,777	$7,177	0.15%

Three Months Ended June 30, 2025	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied	$0	$11,128	$0	$0	$11,128	0.02%
Commercial
Commercial and industrial	0	0	0	58	58	0.00%
Residential real estate
1-4 family residential	103	0	0	0	103	0.00%
Home equity lines of credit	0	0	0	75	75	0.00%
Total modifications to borrowers experiencing financial difficulty	$103	$11,128	$0	$133	$11,364	0.00%

Six Months Ended June 30, 2025	Amortized Cost
	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable

(In Thousands of Dollars)
Commercial real estate
Non-owner occupied	$0	$11,128	$0	$0	$11,128	0.02%
Commercial
Commercial and industrial	124	0	0	58	182	0.00%
Residential real estate
1-4 family residential	103	0	0	0	103	0.00%
Home equity lines of credit	0	14	0	75	89	0.00%
Total modifications to borrowers experiencing financial difficulty	$227	$11,142	$0	$133	$11,502	0.00%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and June 30, 2025:

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Three Months Ended June 30, 2026
Commercial real estate
Non-owner occupied	$45			1
Residential real estate
1-4 family residential		5.250%	5.000%	10

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Six Months Ended June 30, 2026
Commercial real estate
Non-owner occupied	$64			1
Residential real estate
1-4 family residential	$5	5.976%	4.032%	10

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Three Months Ended June 30, 2025
Commercial real estate
Non-owner occupied	$0			1
Commercial
Commercial and industrial		10.25%	8.00%	6
Residential real estate
1-4 family residential	6
Home Equity Lines of Credit		7.75%	4.00%	10

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Six Months Ended June 30, 2025
Commercial real estate
Non-owner occupied	$0			1
Commercial
Commercial and industrial	$112	10.25%	8.00%	6
Residential real estate
1-4 family residential	6
Home Equity Lines of Credit		7.75%	4.00%	9

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three and six months ended June 30, 2026 and June 30, 2025:

Three Months Ended June 30, 2026	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$2,777	$0	$0
Residential real estate
1-4 family residential	41	0	0
Total accruing restructured loans	$2,818	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Residential real estate
1-4 family residential	0	0	0
Total nonaccrual restructured loans	$0	$0	$0
Total restructured loans	$2,818	$0	$0

Six Months Ended June 30, 2026	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$2,777	$0	$0
Residential real estate
1-4 family residential	41	0	0
Total accruing restructured loans	$2,818	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$4,321	$0	$0
Residential real estate
1-4 family residential	0	38	0
Total nonaccrual restructured loans	$4,321	$38	$0
Total restructured loans	$7,139	$38	$0

Three Months Ended June 30, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$11,128	$0	$0
Residential real estate
1-4 family residential	103
Home equity lines of credit	75	0	0
Total accruing restructured loans	$11,306	$0	$0

Nonaccrual restructured loans
Commercial	58	0	0
Commercial and industrial
Total nonaccrual restructured loans	$58	$0	$0
Total restructured loans	$11,364	$0	$0

Six Months Ended June 30, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$11,128	$0	$0
Residential real estate
1-4 family residential	103
Home equity lines of credit	89	0	0
Total accruing restructured loans	$11,320	$0	$0

Nonaccrual restructured loans
Commercial
Commercial and industrial	$58		$124
Residential real estate
Home equity lines of credit	0	0	0
Total nonaccrual restructured loans	$58	$0	$124
Total restructured loans	$11,378	$0	$124

As of June 30, 2026, the Company had no commitments to lend any additional funds on restructured loans.

The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2026 and  June 30, 2025, and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

Three Months Ended June 30, 2026	Amortized Cost
				Combination	Combination
				Term Extension	Principal Deferral
	Payment	Term	Interest Rate	and Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction	Reduction
Commercial real estate
Other	$109	$0	$472	$0	$43
Residential real estate
1-4 family residential	$0	$0	$0	$0	$38
Total modifications to borrowers experiencing financial difficulty	$109	$0	$472	$0	$81

Six Months Ended June 30, 2026	Amortized Cost
				Combination	Combination
				Term Extension	Principal Deferral
	Payment	Term	Interest Rate	and Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction	Reduction
Commercial real estate
Other	$109	$0	$472	$0	$43
Residential real estate
1-4 family residential	102	0	0	0	38
Total modifications to borrowers experiencing financial difficulty	$211	$0	$472	$0	$81

Three Months Ended June 30, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$0	$0	$0	$0
Residential real estate
1-4 family residential	0	0	0	0
Home equity lines of credit	0	0	0	0
Total modifications to borrowers experiencing financial difficulty	$0	$0	$0	$0

Six Months Ended June 30, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$124	$0	$0	$0
Residential real estate
1-4 family residential	0	0	0	0
Home equity lines of credit	0	0	0	19
Total modifications to borrowers experiencing financial difficulty	$124	$0	$0	$19

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

The following table presents total loans by risk categories and year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$28,203	$95,324	$92,018	$73,558	$62,545	$245,357	$6,572	$603,577
Special mention	0	2,330	915	4,611	346	2,530	0	10,732
Substandard	0	0	0	4,196	4,352	4,410	0	12,958
Total commercial real estate - Owner occupied loans	$28,203	$97,654	$92,933	$82,365	$67,243	$252,297	$6,572	$627,267

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$1	$0	$1

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$33,081	$93,613	$98,245	$102,825	$186,119	$444,325	$14,167	$972,375
Special mention	0	0	0	0	326	3,814	290	4,430
Substandard	0	0	1,760	0	2,407	33,390	0	37,557
Doubtful	0	0	0	0	2,212	0	0	2,212
Total commercial real estate - Non-owner occupied loans	$33,081	$93,613	$100,005	$102,825	$191,064	$481,529	$14,457	$1,016,574

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$467	$0	$0	$2,658	$0	$3,125

Commercial real estate - Farmland:
Risk Rating
Pass	$13,856	$19,423	$22,689	$18,040	$35,378	$108,322	$8,270	$225,978
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	1,821	0	280	0	2,101
Total commercial real estate - Farmland loans	$13,856	$19,423	$22,689	$19,861	$35,378	$108,602	$8,270	$228,079

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$19,940	$74,335	$65,527	$74,092	$47,231	$59,670	$16,003	$356,798
Special mention	0	0	0	2,059	0	156	0	2,215
Substandard	0	2,941	0	10,749	3,499	394	1,113	18,696
Total commercial real estate - Other loans	$19,940	$77,276	$65,527	$86,900	$50,730	$60,220	$17,116	$377,709

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$72,854	$96,411	$83,046	$67,407	$44,310	$45,119	$159,872	$569,019
Special mention	0	153	0	0	0	234	5,800	6,187
Substandard	0	951	5,012	3,127	6,466	2,241	1,052	18,849
Total commercial - Commercial and industrial loans	$72,854	$97,515	$88,058	$70,534	$50,776	$47,594	$166,724	$594,055

Commercial - Commercial and industrial: Current period gross write-offs	$0	$86	$57	$32	$91	$207	$0	$473

Commercial - Agricultural:
Risk Rating
Pass	$6,953	$10,743	$5,753	$6,659	$6,545	$2,567	$18,380	$57,600
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	27	0	31	125	0	183
Total commercial - Agricultural loans	$6,953	$10,743	$5,780	$6,659	$6,576	$2,692	$18,380	$57,783

Commercial - Agricultural: Current period gross write-offs	$0	$0	$0	$0	$3	$3	$0	$6

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$69,684	$158,928	$125,711	$104,463	$185,463	$577,412	$5,118	$1,226,779
Nonperforming	0	107	0	181	867	3,334	0	4,489
Total residential real estate - 1-4 family residential loans	$69,684	$159,035	$125,711	$104,644	$186,330	$580,746	$5,118	$1,231,268

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$0	$23	$45	$0	$68

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$139	$482	$142	$656	$11,762	$346,573	$359,754
Nonperforming	0	78	33	164	396	618	0	1,289
Total residential real estate - Home equity lines of credit loans	$0	$217	$515	$306	$1,052	$12,380	$346,573	$361,043

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$33	$0	$51	$0	$84

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$54,938	$66,861	$44,354	$30,304	$23,148	$28,792	$0	$248,397
Nonperforming	0	94	83	73	109	171	0	530
Total consumer - Indirect loans	$54,938	$66,955	$44,437	$30,377	$23,257	$28,963	$0	$248,927

Consumer - Indirect: Current period gross write-offs	$0	$70	$90	$78	$19	$403	$0	$660

Consumer - Direct:
Payment Performance
Performing	$3,082	$4,322	$1,806	$1,178	$663	$10,387	$0	$21,438
Nonperforming	0	8	1	0	14	1	0	24
Total consumer - Direct loans	$3,082	$4,330	$1,807	$1,178	$677	$10,388	$0	$21,462

Consumer - Direct: Current period gross write-offs	$0	$0	$6	$2	$14	$10	$0	$32

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$0	$0	$566	$11,647	$12,213
Nonperforming	0	0	0	0	97	0	0	97
Total consumer - Other loans	$0	$0	$0	$0	$97	$566	$11,647	$12,310

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$3	$80	$83

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$54,226	$47,332	$49,344	$40,512	$55,333	$133,226	$3,195	$383,168
Special mention	0	648	4,729	0	1,069	74	0	6,520
Substandard	0	0	1,346	430	1	1,406	0	3,183
Total commercial real estate - Owner occupied loans	$54,226	$47,980	$55,419	$40,942	$56,403	$134,706	$3,195	$392,871

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$22	$75	$0	$97

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$79,473	$71,707	$47,336	$115,103	$75,125	$257,596	$20,072	$666,412
Special mention	0	0	0	3,126	0	4,103	215	7,444
Substandard	0	21	124	1,870	10,528	21,812	0	34,355
Doubtful	0	0	0	0	1,865	0	0	1,865
Total commercial real estate - Non-owner occupied loans	$79,473	$71,728	$47,460	$120,099	$87,518	$283,511	$20,287	$710,076

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$1,970	$0	$0	$0	$1,970

Commercial real estate - Farmland:
Risk Rating
Pass	$20,347	$19,990	$20,478	$35,611	$16,728	$91,987	$3,568	$208,709
Substandard	0	0	1,872	0	352	298	0	2,522
Total commercial real estate - Farmland loans	$20,347	$19,990	$22,350	$35,611	$17,080	$92,285	$3,568	$211,231

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$44	$0	$44

Commercial real estate - Other:
Risk Rating
Pass	$62,052	$50,127	$48,815	$65,170	$23,895	$24,391	$1,351	$275,801
Special mention	0	0	9,279	0	0	1,364	0	10,643
Substandard	2,965	0	981	3,496	112	10	0	7,564
Total commercial real estate - Other loans	$65,017	$50,127	$59,075	$68,666	$24,007	$25,765	$1,351	$294,008

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$2,454	$0	$0	$0	$2,454

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$65,564	$63,502	$52,078	$38,843	$11,342	$19,002	$80,655	$330,986
Special mention	0	0	0	2,158	253	0	2,050	4,461
Substandard	8	210	21	2,612	719	1,163	1,557	6,290
Total commercial - Commercial and industrial loans	$65,572	$63,712	$52,099	$43,613	$12,314	$20,165	$84,262	$341,737

Commercial - Commercial and industrial: Current period gross write-offs	$345	$122	$230	$311	$127	$116	$28	$1,279

Commercial - Agricultural:
Risk Rating
Pass	$11,929	$6,738	$8,151	$8,058	$2,502	$1,028	$16,523	$54,929
Special mention	0	0	0	0	0	0	0	0
Substandard	0	32	0	20	18	90	0	160
Total commercial - Agricultural loans	$11,929	$6,770	$8,151	$8,078	$2,520	$1,118	$16,523	$55,089

Commercial - Agricultural: Current period gross write-offs	$0	$114	$16	$38	$26	$18	$0	$212

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$90,911	$88,021	$58,641	$142,333	$140,411	$323,056	$4,112	$847,485
Nonperforming	0	0	396	574	238	2,487	0	3,695
Total residential real estate - 1-4 family residential loans	$90,911	$88,021	$59,037	$142,907	$140,649	$325,543	$4,112	$851,180

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$0	$150	$67	$0	$217

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$24	$135	$296	$211	$4,963	$175,044	$180,673
Nonperforming	0	0	7	438	0	668	0	1,113
Total residential real estate - Home equity lines of credit loans	$0	$24	$142	$734	$211	$5,631	$175,044	$181,786

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$10	$28	$0	$13	$0	$51

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$78,564	$55,727	$38,329	$30,359	$15,556	$21,052	$0	$239,587
Nonperforming	2	125	101	102	86	107	0	523
Total consumer - Indirect loans	$78,566	$55,852	$38,430	$30,461	$15,642	$21,159	$0	$240,110

Consumer - Indirect: Current period gross write-offs	$22	$191	$93	$40	$93	$489	$0	$928

Consumer - Direct:
Payment Performance
Performing	$4,010	$1,580	$1,280	$871	$647	$8,142	$0	$16,530
Nonperforming	0	0	0	4	0	17	0	21
Total consumer - Direct loans	$4,010	$1,580	$1,280	$875	$647	$8,159	$0	$16,551

Consumer - Direct: Current period gross write-offs	$0	$6	$16	$9	$0	$28	$0	$59

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$4	$64	$418	$9,491	$9,977
Nonperforming	0	0	0	97	0	0	0	97
Total consumer - Other loans	$0	$0	$0	$101	$64	$418	$9,491	$10,074

Consumer - Other: Current period gross write-offs	$0	$1	$5	$0	$1	$189	$0	$196

For the periods ending  June 30, 2026 and  December 31, 2025, there were no loans that were held for sale and in nonaccrual status. In the 1-4 family residential real estate portfolio at June 30, 2026, other real estate owned and foreclosure properties were $72,000 and $1.48 million, respectively.  In the 1-4 family residential real estate portfolio at December 31, 2025, other real estate owned and foreclosure properties were $52,000 and $506,000, respectively.

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

In addition, ASU Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At June 30, 2026, the Company had $1.07 billion in unfunded commitments and set aside $2.25 million in anticipated credit losses. At December 31, 2025, the Company had $710 million in unfunded commitments and set aside $1.34 million in anticipated credit losses. The $305 million increase in unfunded commitments and $561,000 increase in the reserve for anticipated credit losses is attributed to the Middlefield Merger. The remaining $58 million increase in unfunded commitments and $342,000 increase in the reserve for anticipated credit loss is attributed to growth experienced in Commercial Real Estate Construction, Residential Construction and Commercial and Industrial. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $53.3 million at June 30, 2026 and $36.8 million at December 31, 2025. The increase of $16.5 million was due to the Day 1 reserve related to the Middlefield Merger that was partially offset by the release of reserves attributed to the reduction of the organic loan portfolio, charge offs related to the settlement or sale of the debt or collateral of two commercial real estate non-owner occupied relationships, and improvement in the Company's qualitative factors related to growth and staffing.

Purchased Loans

As a result of the Middlefield Merger, the Company acquired $1.49 billion in loans.

March 31, 2026
Par value of acquired loans at acquisition	$1,531,402
Net purchase discount	(21,229)
Allowance for credit losses of PCD loans	(3,995)
Allowance for credit losses of PSLs	(15,335)
Purchase price of loans at acquisition	$1,490,843

Under ASU Topic 326, when loans are obtained through a business combination accounted for using the acquisition method in accordance with ASC 805 and are not purchase credit deteriorated (“PCD”), they are accounted for as purchased seasoned loans (“PSL”). PCD loans have evidence of more than insignificant deterioration of credit. PCD loans and PSLs acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. PCD loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2026, the Company acquired PCD loans with a fair value of $41.2 million, credit discount of $4.0 million and noncredit discount of $5.3 million. The outstanding balance at June 30, 2026 and related allowance on PCD loans is as follows:

	June 30, 2026		December 31, 2025
(In Thousands of Dollars)	Loan Balance	ACL Balance	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$10,353	$516	$258	$9
Non-owner Occupied	22,174	1,038	25,690	1,428
Farmland	0	0	0	0
Other	1,583	54	0	0
Commercial
Commercial and industrial	16,846	469	509	25
Agricultural	88	5	88	6
Residential real estate
1-4 family residential	1,895	7	894	4
Home equity lines of credit	436	3	0	0
Total	$53,375	$2,092	$27,439	$1,472

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and six months ended June 30, 2026 and 2025.

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended June 30, 2026
Service charges on deposit accounts	$0	$2,434	$2,434
Debit card and EFT fees	0	2,561	2,561
Trust fees	3,089	0	3,089
Insurance agency commissions	0	1,485	1,485
Retirement plan consulting fees	954	0	954
Investment commissions	0	1,044	1,044
Other (outside the scope of ASC 606)	0	2,846	2,846
Total noninterest income	$4,043	$10,370	$14,413

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Six Months Ended June 30, 2026
Service charges on deposit accounts	$0	$4,400	$4,400
Debit card and EFT fees	0	4,584	4,584
Trust fees	6,119	0	6,119
Insurance agency commissions	0	3,168	3,168
Retirement plan consulting fees	1,840	0	1,840
Investment commissions	0	1,915	1,915
Other (outside the scope of ASC 606)	0	6,074	6,074
Total noninterest income	$7,959	$20,141	$28,100

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended June 30, 2025
Service charges on deposit accounts	$0	$1,749	$1,749
Debit card and EFT fees	0	2,017	2,017
Trust fees	2,596	0	2,596
Insurance agency commissions	0	1,828	1,828
Retirement plan consulting fees	783	0	783
Investment commissions	0	721	721
Other (outside the scope of ASC 606)	0	2,428	2,428
Total noninterest income	$3,379	$8,743	$12,122

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Six Months Ended June 30, 2025
Service charges on deposit accounts	$0	$3,507	$3,507
Debit card and EFT fees	0	3,882	3,882
Trust fees	5,237	0	5,237
Insurance agency commissions	0	3,569	3,569
Retirement plan consulting fees	1,581	0	1,581
Investment commissions	0	1,250	1,250
Other (outside the scope of ASC 606)	0	3,577	3,577
Total noninterest income	$6,818	$15,785	$22,603

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

At June 30, 2026, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2026 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$94,510	$0	$94,510	$0
State and political subdivisions	630,419	0	630,419	0
Corporate bonds	27,595	0	27,107	488
Mortgage-backed securities-residential	547,653	0	547,653	0
Collateralized mortgage obligations	171,732	0	171,732	0
Small Business Administration	1,789	0	1,789	0
Total investment securities	$1,473,698	$0	$1,473,210	$488

Equity securities	901	901	0	0
Loans held for sale	2,862	0	2,862	0
Interest rate swaps	1,846	0	1,846	0
Interest rate lock commitments	80	0	80	0
Financial Liabilities
Interest rate swaps	1,846	0	1,846	0
Forward sales contract	20	0	20	0
Fair value hedge derivative	337	0	337	0

		Fair Value Measurements at December 31, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$95,295	$0	$95,295	$0
State and political subdivisions	503,697	0	503,697	0
Corporate bonds	13,045	0	11,827	1,218
Mortgage-backed securities-residential	547,134	0	547,134	0
Collateralized mortgage obligations	182,216	0	182,216	0
Small Business Administration	2,070	0	2,070	0
Total investment securities	1,343,457	0	1,342,239	1,218

Equity securities	370	370	0	0
Loans held for sale	1,516	0	1,516	0
Interest rate swaps	911	0	911	0
Interest rate lock commitments	71	0	71	0
Financial Liabilities
Interest rate swaps	911	0	911	0
Forward sales contract	15	0	15	0
Fair value hedge derivative	529	0	529	0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended		Six Months Ended
	June 30,		June 30,
(In Thousands of Dollars)	2026	2025	2026	2025
Beginning Balance	$974	$1,412	$1,218	$1,409
Transfers between levels	0	0	0	0
Acquired and/or purchased	0	0	0	0
Discount accretion (premium amortization)	4	15	8	29
Repayments, calls and maturities	(500)	0	(750)	0
Changes in unrealized gains (losses)	10	(8)	12	(19)
Ending Balance	$488	$1,419	$488	$1,419

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2026 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Collateral dependent loans
Commercial real estate
Owner occupied	$1,970	$0	$0	$1,970
Non-owner occupied	7,424	0	0	7,424
Farmland	1,575	0	0	1,575
Other	996	0	0	996
Commercial
Commercial and industrial	2,491	0	0	2,491
Agricultural	7	0	0	7
Residential real estate
1–4 family residential	150	0	0	150
Home equity lines of credit	208	0	0	208
Consumer
Other	30			30
Mortgage servicing rights	179	0	179	0

		Fair Value Measurements at December 31, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Collateral dependent loans
Commercial real estate
Non-owner occupied	$7,626	$0	$0	$7,626
Farmland	1,558	0	0	1,558
Commercial and industrial
Commercial and industrial	2,137	0	0	2,137
Residential real estate
1–4 family residential	295	0	0	295
Home equity lines of credit	302	0	0	302
Mortgage servicing rights	988	0	988	0

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended June 30, 2026 and December 31, 2025:

				Range
		Valuation	Unobservable	(Weighted
June 30, 2026	Fair value	Technique(s)	Input(s)	Average)
Collateral dependent loans
Commercial real estate	$11,965	Income Approach	Adjustment for difference between cap rates of comparable sales	(45.90%) - 38.89% 3.80%
Commercial	2,498	Quoted price for collateral	Offer Price	10.87%
Residential	358	Sales comparison	Adjustment for differences between comparable sales	(11.40%) - 10.10% (2.40%)
Consumer other	30	Sales comparison	Adjustment for differences between comparable sales	(7.78%) - 11.29% (3.03%)

				Range
		Valuation	Unobservable	(Weighted
December 31, 2025	Fair value	Technique(s)	Input(s)	Average)
Collateral dependent loans
Commercial real estate	$9,184	Income approach	Adjustment for difference between cap rates of comparable sales	(57.94%) - 41.77% 15.31%
Commercial	2,137	Quoted price for collateral	Offer Price	9.14%
Residential	597	Sales comparison	Adjustment for differences between comparable sales	(11.58%) - 14.18% (6.26%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at June 30, 2026 and December 31, 2025 are as follows:

		Fair Value Measurements at June 30, 2026 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$164,754	$42,562	$122,192	$0	$164,754
Restricted stock	43,706	n/a	n/a	n/a	n/a
Loans, net	4,723,192	0	0	4,588,952	4,588,952
Financial liabilities
Deposits	5,831,114	4,952,712	880,184	0	5,832,896
Short-term borrowings	361,000	0	361,000	0	361,000
Long-term borrowings	94,374	0	93,088	0	93,088

		Fair Value Measurements at December 31, 2025 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$92,357	$20,486	$71,871	$0	$92,357
Restricted stock	29,531	n/a	n/a	n/a	n/a
Loans, net	3,267,902	0	0	3,190,808	3,190,808
Financial liabilities
Deposits	4,342,778	3,576,017	768,246	0	4,344,263
Short-term borrowings	281,000	0	281,000	0	281,000
Long-term borrowings	86,733	0	80,998	0	80,998

Goodwill and Intangible Assets:

Goodwill associated with the Merger during the first quarter of 2026 and the Company’s past acquisitions totaled $271.4 million and $167.5 million at June 30, 2026 and December 31, 2025, respectively. The Company recorded $103.9 million in goodwill in the first half of 2026 as a result of the Merger.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of June 30, 2026, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	June 30, 2026		December 31, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In Thousands of Dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,975	$(7,316)	$7,975	$(7,253)
Non-compete contracts	457	(437)	457	(435)
Trade name	1,131	(504)	1,131	(494)
Core deposit intangible	51,941	(17,630)	32,115	(15,645)
Total	$61,504	$(25,887)	$41,678	$(23,827)

Aggregate amortization expense was $1.2 million and $2.1 million for the three and six months ended June 30, 2026, respectively. Aggregate amortization expense was $735,000 and $1.5 million for the three and six months ended June 30, 2025, respectively.

Estimated amortization expense for each of the next five periods and thereafter:

2026 (6 months)	$2,390
2027	4,667
2028	4,656
2029	4,648
2030	4,365
Thereafter	14,891
Total	$35,617

Leases:

The Company has operating leases for branch office locations, vehicles, land and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 16.1 years, some of which had options to extend the lease for up to 15 years. The right of use assets and lease liabilities were $11.4 million and $11.7 million as of June 30, 2026, respectively, and $7.9 million and $8.2 million at December 31, 2025, respectively. The right of use assets are included in other assets while the lease liabilities are included in other liabilities on the balance sheet.

Lease expense for the three and six months ended June 30, 2026 was $524,000 and $950,000, respectively. Lease expense for the three and six months ended June 30, 2025 was $351,000 and $644,000, respectively. The weighted-average remaining lease term for all leases was 8.82 years as of June 30, 2026. The weighted-average discount rate was 3.81% for all leases as of June 30, 2026.

On March 2, 2026, the Company performed a valuation of Middlefield's leases to determine an initial right of use asset and lease liability in connection with the Merger. The Company recorded an initial right of use asset and lease liability of $3.5 million for these leases.

Maturities of lease liabilities are as follows as of June 30, 2026:

2026 (6 months)	$1,016
2027	1,977
2028	1,835
2029	1,588
2030	1,340
Thereafter	6,230
Total Payments	13,986
Less: lease liability expense	(2,299)
Total	$11,687

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $103.6 million and fair value of $1.8 million in other assets and $1.8 million in other liabilities at June 30, 2026. At December 31, 2025, the Company had interest rate swaps associated with commercial loans with a notional value of $88.7 million and fair value of $911,000 in other assets and $911,000 in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three and six month periods ended June 30, 2026 and 2025.

Interest Rate Swap Designated as a Fair Value Hedge

The Company has one interest rate swap with a notional amount of $100.0 million that was in place at both June 30, 2026 and December 31, 2025. This swap is designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the Company’s state and political subdivision municipal bond portfolio. The gross aggregate fair value of the swap at June 30, 2026 is $(337,000) and is recorded as a $(52,000) mark to market adjustment in other liabilities and $(285,000) recorded to other liabilities for the accrued interest payable in the Consolidated Balance Sheet. At December 31, 2025, the gross aggregate fair value of the swap was $(529,000) and was recorded as a $(451,000) mark to market adjustment in other liabilities, and $(78,000) was recorded to other liabilities for the accrued interest payable in the Consolidated Balance Sheet. The Company expects the hedge to remain in effect for the remaining term of the swap, which matures August 2026. A summary of the interest rate swap designated as a fair value hedge is presented below:

(In Thousands of Dollars)	June 30, 2026	December 31, 2025
Notional amount fair value hedge	$100,000	$100,000
Fixed pay rates	4.35%	4.35%
Variable SOFR receive rates	3.68%	3.87%
Remaining maturity (in years)	0.1	0.6
Fair value	$(337)	$(529)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the quarters ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Forward sales contracts	$(70)	$(53)	$(4)	$(85)
Interest rate lock commitments	27	31	9	67

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Notional	Fair	Notional	Fair
(In Thousands of Dollars)	Amount	Value	Amount	Value
Included in other assets:
Interest rate lock commitments	$11,194	$80	$6,337	$71

Included in other liabilities:
Forward sales contracts	$9,000	$(20)	$5,000	$(15)

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic EPS
Net income (In thousands of dollars)	$23,035	$13,910	$39,299	$27,488
Weighted average shares outstanding	59,006,547	37,442,047	51,868,380	37,411,497
Basic earnings per share	$0.39	$0.37	$0.76	$0.73

Diluted EPS
Net income (In thousands of dollars)	$23,035	$13,910	$39,299	$27,488
Weighted average shares outstanding for basic earnings per share	59,006,547	37,442,047	51,868,380	37,411,497
Dilutive effect of restricted stock awards	216,169	179,965	202,677	210,662
Weighted average shares for diluted earnings per share	59,222,716	37,622,012	52,071,057	37,622,159
Diluted earnings per share	$0.39	$0.37	$0.76	$0.73

There were 11,000 and 152,000 restricted stock awards that were considered anti-dilutive for the three and six months ended June 30, 2026, respectively. There were 145,125 and 100,718 restricted stock awards that were considered anti-dilutive for the three and six months ended June 30, 2025, respectively.

Stock Based Compensation:

In April of 2026, the Company, with the approval of shareholders, created the 2026 Equity Incentive Plan (the “2026 Plan”). The 2026 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2026 Plan replaced the 2022 Plan and the 2022 Plan has been sunset.  There were 19,272 service time based share awards granted under the 2026 Plan and 88,622 service time based share awards and 150,468 performance based share awards granted under the 2022 Plan during the six month period ended June 30, 2026, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on tangible equity compared to a group of peer companies over a three year vesting period, ending December 31, 2028. As of June 30, 2026, 980,728 shares were still available to be awarded from the 2026 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $712,000 and $1.4 million for the three and six months ended June 30, 2026, respectively. The expense recognized was $645,000 and $1.3 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, there was $4.6 million of total unrecognized compensation expense related to the nonvested shares granted under the 2026 and 2022 Plans. The remaining cost is expected to be recognized over 2.7 years.

The following is the activity under the Plans during the six month period ended June 30, 2026.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	176,915	$13.77	269,657	$14.13
Granted	107,894	13.38	150,468	13.04
Vested	(57,814)	13.70	(75,847)	13.60
Forfeited	(4,000)	14.13	0	0
Ending balance - non-vested shares	222,995	$13.69	344,278	$13.64

The following is the activity under the Plans during the six month period ended June 30, 2025.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	231,430	$14.35	222,920	$14.57
Granted	66,080	13.65	102,336	14.38
Vested	(101,333)	13.93	(47,514)	14.06
Forfeited	(1,762)	12.44	(8,085)	12.44
Ending balance - non-vested shares	194,415	$13.37	269,657	$14.13

The 133,661 shares that vested during the six month period ended June 30, 2026 had a weighted average fair value of $13.64 per share.

Other Comprehensive Income (Loss):

The following tables represent the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six month periods ended June 30, 2026 and 2025.

		Reclassification
	Net unrealized	adjustment for
	holding (losses)	(gains) losses
	gains on available	realized in income	Change in funded status
(In Thousands of Dollars)	for sale securities	on fair value hedge	of post-retirement plan	Total
Balance December 31, 2025	$(143,597)	$(476)	$(2)	$(144,075)
Other comprehensive (loss) before reclassification	(6,270)	0	0	(6,270)
Amounts reclassified from accumulated other comprehensive income	0	190	0	190
Net current period other comprehensive (loss) income	(6,270)	190	0	(6,080)
Balance March 31, 2026	$(149,867)	$(286)	$(2)	$(150,155)
Other comprehensive income before reclassification	3,264	0	0	3,264
Amounts reclassified from accumulated other comprehensive income	0	202	0	202
Net current period other comprehensive income	3,264	202	0	3,466
Balance June 30, 2026	$(146,603)	$(84)	$(2)	$(146,689)

Balance December 31, 2024	$(192,860)	$(403)	$(2)	$(193,265)
Other comprehensive income before reclassification	15,096	0	0	15,096
Amounts reclassified from accumulated other comprehensive income (loss)	1,054	(186)	0	868
Net current period other comprehensive income (loss)	16,150	(186)	0	15,964
Balance March 31, 2025	$(176,710)	$(589)	$(2)	$(177,301)
Other comprehensive loss before reclassification	517	0	0	517
Amounts reclassified from accumulated other comprehensive income	0	46	0	46
Net current period other comprehensive (loss) income	517	46	0	563
Balance June 30, 2025	$(176,193)	$(543)	$(2)	$(176,738)

Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the three and six month periods ended June 30, 2026 and 2025.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of June 30, 2026, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at June 30, 2026 and December 31, 2025:

					To be Well Capitalized
			Requirement For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Common equity tier 1 capital ratio
Consolidated	$631,814	12.00%	$236,897	4.5%	N/A	N/A
Bank	668,902	12.64%	238,204	4.5%	$344,072	6.5%
Total risk based capital ratio
Consolidated	785,345	14.92%	421,151	8.0%	N/A	N/A
Bank	724,433	13.69%	423,473	8.0%	529,342	10.0%
Tier 1 risk based capital ratio
Consolidated	657,814	12.50%	315,863	6.0%	N/A	N/A
Bank	668,902	12.64%	317,605	6.0%	423,473	8.0%
Tier 1 leverage ratio
Consolidated	657,814	9.38%	280,445	4.0%	N/A	N/A
Bank	668,902	9.55%	280,090	4.0%	350,112	5.0%

December 31, 2025
Common equity tier 1 capital ratio
Consolidated	$448,549	12.02%	$167,878	4.5%	N/A	N/A
Bank	491,553	13.20%	167,539	4.5%	$242,000	6.5%
Total risk based capital ratio
Consolidated	576,703	15.46%	298,450	8.0%	N/A	N/A
Bank	529,707	14.23%	297,846	8.0%	372,308	10.0%
Tier 1 risk based capital ratio
Consolidated	466,549	12.51%	223,838	6.0%	N/A	N/A
Bank	491,553	13.20%	223,385	6.0%	297,846	8.0%
Tier 1 leverage ratio
Consolidated	466,549	8.92%	209,204	4.0%	N/A	N/A
Bank	491,553	9.42%	208,672	4.0%	260,840	5.0%

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

Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
June 30, 2026
Total assets for reportable segments	$19,528	$7,078,828	$7,098,356
Eliminations and other			42,528
Total consolidated assets			$7,140,884

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
December 31, 2025
Total assets for reportable segments	$17,000	$5,230,175	$5,247,175
Eliminations and other			(1,305)
Total consolidated assets			$5,245,870

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended June 30, 2026
Interest income - loans including fees	$0	$72,977	$72,977
Interest income - investments	0	11,516	11,516
Trust fees	3,089	0	3,089
Retirement plan consulting fees	954	0	954
Total consolidated segment revenues	4,043	84,493	88,536
Reconciliation of revenue
Other revenues			11,971
Total consolidated revenues			100,507

Interest expense - deposits	0	25,985	25,985
Interest expense - borrowings	0	4,077	4,077
Credit for credit losses and unfunded loans	0	2,437	2,437
Payroll expenses	1,658	19,626	21,284
Total consolidated segment expenses	1,658	52,125	53,783

Segment profit	2,385	32,368	34,753
Reconciliation of expenses
Other expenses *			19,590
Total consolidated expenses			73,373

Total consolidated income before taxes			$27,134
Other segment disclosures
Occupancy and equipment	133	5,771	5,904
Intangible amortization	13	1,182	1,195

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Six Months Ended June 30, 2026
Interest income - loans including fees	$0	$128,086	$128,086
Interest income - investments	0	22,060	22,060
Trust fees	6,119	0	6,119
Retirement plan consulting fees	1,840	0	1,840
Total consolidated segment revenues	7,959	150,146	158,105
Reconciliation of revenue
Other revenues			23,204
Total consolidated revenues			181,309

Interest expense - deposits	0	46,424	46,424
Interest expense - borrowings	0	8,186	8,186
Provision for credit losses and unfunded loans	0	1,403	1,403
Payroll expenses	3,337	36,436	39,773
Total consolidated segment expenses	3,337	92,449	95,786

Segment profit	4,622	57,697	62,319
Reconciliation of expenses
Other expenses *			38,418
Total consolidated expenses			134,204

Total consolidated income before taxes			$47,105
Other segment disclosures
Occupancy and equipment	266	10,732	10,998
Intangible amortization	27	2,033	2,060

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended June 30, 2025
Interest income - loans including fees	$0	$47,050	$47,050
Interest income - investments	0	9,729	9,729
Trust fees	2,596	0	2,596
Retirement plan consulting fees	783	0	783
Total consolidated segment revenues	3,379	56,779	60,158
Reconciliation of revenue
Other revenues			9,666
Total consolidated revenues			69,824

Interest expense - deposits	0	20,240	20,240
Interest expense - borrowings	0	2,541	2,541
Provision for credit losses and unfunded loans	0	3,548	3,548
Payroll expenses	1,441	13,258	14,699
Total consolidated segment expenses	1,441	39,587	41,028

Segment profit	1,938	17,192	19,130
Reconciliation of expenses
Other expenses *			12,476
Total consolidated expenses			53,504

Total consolidated income before taxes			$16,320
Other segment disclosures
Occupancy and equipment	140	3,964	4,104
Intangible amortization	23	712	735

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Six Months Ended June 30, 2025
Interest income - loans including fees	$0	$93,758	$93,758
Interest income - investments	0	19,243	19,243
Trust fees	5,237	0	5,237
Retirement plan consulting fees	1,581	0	1,581
Total consolidated segment revenues	6,818	113,001	119,819
Reconciliation of revenue
Other revenues			17,792
Total consolidated revenues			137,611

Interest expense - deposits	0	39,957	39,957
Interest expense - borrowings	0	5,934	5,934
Provision for credit losses and unfunded loans	0	3,344	3,344
Payroll expenses	2,915	27,939	30,854
Total consolidated segment expenses	2,915	77,174	80,089

Segment profit	3,903	35,827	39,730
Reconciliation of expenses
Other expenses *			24,847
Total consolidated expenses			104,936

Total consolidated income before taxes			$32,675
Other segment disclosures
Occupancy and equipment	283	7,948	8,231
Intangible amortization	46	1,424	1,470

* The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $361.0 million at June 30, 2026, and $281.0 million at December 31, 2025. The interest rate on these borrowings was 3.77% at the period ended  June 30, 2026, and 3.76% at the period ended  December 31, 2025. These short-term borrowings were borrowed using the FHLB's short term repurchase advance program, as these products allow the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances were secured by pledged assets which are described in the following Long-Term Borrowings footnote.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at June 30, 2026 or December 31, 2025.

The Company has access to a line of credit for $10.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at June 30, 2026 or December 31, 2025.

Long-term borrowings:

There were no long-term advances from the FHLB at June 30, 2026 or December 31, 2025.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $2.4 billion for the period ending  June 30, 2026 and $1.8 billion for the period ended  December 31, 2025. Based on this collateral, the Bank is eligible to borrow an additional $608.5 million at June 30, 2026.

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

In August 2024, the Company bought back and retired $3.0 million of the outstanding subordinated notes. The Company may, at its option, beginning December 15, 2026, redeem additional portions of the notes, in whole or in part, from time to time, subject to certain conditions.

On March 2, 2026, the Company completed its acquisition of Middlefield, which included the assumption of Floating Rate Junior Subordinated Debt Securities due January 30, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $7.2 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Middlefield. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.67% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at June 30, 2026 was 5.60%.

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due September 15, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at June 30, 2026 was 5.38% and at December 31, 2025 the rate was 5.43%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at June 30, 2026 was 5.73% and at December 31, 2025 the rate was 5.78%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at June 30, 2026 was 5.63% and at December 31, 2025 the rate was 5.68%.

In all of the above instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at June 30, 2026 and December 31, 2025:

(In Thousands of Dollars)	June 30, 2026	December 31, 2025
TSEO Statutory Trust I	$2,643	$2,619
Maple Leaf Financial Statutory Trust II	8,299	8,187
Cortland Statutory Trust I	4,520	4,492
Middlefield Statutory Trust I	7,246	0
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$22,708	$15,298
Subordinated Debentures	$71,666	$71,435
Total long-term borrowings	$94,374	$86,733

Tax Credit Investments:

The Company invests in qualified affordable housing projects, as well as solar investment tax credits.

At June 30, 2026 and December 31, 2025, the balance of the investment for qualified affordable housing projects was $34.5 million and $26.0 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $18.5 million and $13.2 million at June 30, 2026 and December 31, 2025. The Company expects to complete the fulfillment of these commitments during the year ending 2041.

In the second quarters ended June 30, 2026 and June 30, 2025, the Company recognized amortization expense of $650,000 and $492,000, respectively, from its investment in qualified affordable housing projects. In the six month period ended June 30, 2026 and 2025, the Company recognized amortization expense of $1.2 million and $965,000, respectively, from its investment in qualified affordable housing projects. This amortization expense was included within income tax expense on the consolidated statements of income.

Additionally, during the second quarters ended June 30, 2026 and June 30, 2025, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $794,000 and $589,000, respectively. In the six months ended June 30, 2026 and 2025, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $1.5 million and $1.2 million, respectively. The qualified affordable housing investment credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the six month period ended June 30, 2026 and 2025, the Company did not incur impairment losses related to its investment in affordable housing tax credits.

In the first quarter of 2025, the Company began investing in solar investment tax credits. At June 30, 2026, and  December 31, 2025, the balance of the investment was $17.3 million and $3.3 million, respectively. The total unfunded commitments related to the investments in solar investment tax credits totaled $15.0 million at June 30, 2026 and $1.7 million at December 31, 2025.

In the second quarter ended June 30, 2026 and 2025, the Company recognized amortization expense of $565,000 and $2.4 million from its investment in solar investment tax credits, respectively. In the six months ended June 30, 2026 and 2025, the Company recognized amortization expense of $1.1 million and $2.4 million from its investment in solar investment tax credits, respectively. This amortization expense was included within income tax expense on the consolidated statements of income.

Additionally, during the second quarter ended June 30, 2026 and 2025, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $730,000 and $2.6 million, respectively. In the six months ended June 30, 2026 and 2025, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $1.5 million and $2.6 million. The solar investment tax credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the six months ended June 30, 2026 and 2025, the Company did not incur impairment losses related to its investment in solar investment tax credits.

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

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three and six month periods ended June 30, 2026 and 2025:

	At or for the Three Months Ended		At or for the Six Months Ended
	June 30,		June 30,
(In Thousands, except Per Share Data)	2026	2025	2026	2025
Total assets	$7,140,884	$5,178,428	$7,140,884	$5,178,428
Net income	$23,035	$13,910	$39,299	$27,488
Diluted earnings per share	$0.39	$0.37	$0.76	$0.73
Return on average assets (annualized)	1.29%	1.08%	1.21%	1.07%
Return on average equity (annualized)	11.82%	13.08%	11.70%	13.10%
Net loans to assets	66.14%	63.05%	66.14%	63.05%
Loans to deposits	81.91%	75.14%	81.91%	75.14%

Net Income. The Company reported net income of $23.0 million, or $0.39 per diluted share, for the quarter ended June 30, 2026 compared to $13.9 million, or $0.37 per diluted share, for the quarter ended June 30, 2025. Net income for the second quarter of 2026 included a charge of $1.7 million related to the Merger with Middlefield and the conversion of our core system to Jack Henry. The new core platform contract will save the Company approximately $2.0 million per year, or $0.04 in diluted earnings per share, once the conversion is complete in August of 2026.

The Company reported net income of $39.3 million, or $0.76 per diluted share, for the six months ended June 30, 2026, compared to $27.5 million, or $0.73 per diluted share, for the six months ended June 30, 2025. The year-to-date results were impacted by $5.7 million in costs related to the Merger with Middlefield and the core system conversion.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$4,776,409	$73,087	6.12%	$3,274,394	$47,160	5.76%
Taxable securities	1,179,497	7,874	2.67%	1,141,799	7,384	2.59%
Tax-exempt securities (2)	487,020	4,475	3.68%	364,531	2,900	3.18%
Other investments	56,122	692	4.93%	40,206	462	4.60%
Federal funds sold and other	127,500	887	2.78%	65,841	429	2.61%
TOTAL EARNING ASSETS	6,626,548	87,015	5.25%	4,886,771	58,335	4.77%
Nonearning assets	493,197			245,890
TOTAL ASSETS	$7,119,745			$5,132,661

INTEREST-BEARING LIABILITIES
Time deposits	$900,746	$7,212	3.20%	$751,828	$6,584	3.50%
Brokered time deposits	0	0	0.00%	96,461	1,047	4.34%
Savings deposits	1,955,160	9,719	1.99%	1,145,277	4,284	1.50%
Demand deposits - interest bearing	1,684,213	9,054	2.15%	1,440,090	8,325	2.31%
Total interest-bearing deposits	4,540,119	25,985	2.29%	3,433,656	20,240	2.36%

Short term borrowings	302,505	2,874	3.80%	137,725	1,536	4.46%
Long term borrowings	94,242	1,203	5.11%	86,354	1,005	4.66%
Total borrowed funds	396,747	4,077	4.11%	224,079	2,541	4.54%

TOTAL INTEREST-BEARING LIABILITIES	4,936,866	30,062	2.44%	3,657,735	22,781	2.49%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	1,349,492			992,990
Other liabilities	53,932			56,687
Stockholders' equity	779,455			425,249
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,119,745			$5,132,661
Net interest income and interest rate spread		$56,953	2.81%		$35,554	2.28%
Net interest margin			3.44%			2.91%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2026 and 2025 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$4,296,382	$128,301	5.97%	$3,268,186	$93,970	5.75%
Taxable securities	1,178,346	15,647	2.66%	1,138,707	14,480	2.54%
Tax-exempt securities (2)	445,534	7,890	3.54%	370,770	5,890	3.18%
Other investments	53,933	1,453	5.39%	42,177	1,003	4.76%
Federal funds sold and other	115,222	1,568	2.72%	69,687	939	2.69%
TOTAL EARNING ASSETS	6,089,417	154,859	5.09%	4,889,527	116,282	4.76%
Nonearning assets	404,977			236,226
TOTAL ASSETS	$6,494,394			$5,125,753

INTEREST-BEARING LIABILITIES
Time deposits	$856,498	$13,841	3.23%	$739,103	$13,216	3.58%
Brokered time deposits	0	0	0.00%	119,798	2,585	4.32%
Savings deposits	1,724,087	16,226	1.88%	1,130,350	8,296	1.47%
Demand deposits - interest bearing	1,566,410	16,357	2.09%	1,412,543	15,860	2.25%
Total interest-bearing deposits	4,146,995	46,424	2.24%	3,401,794	39,957	2.35%

Short term borrowings	317,696	6,009	3.78%	177,862	3,954	4.45%
Long term borrowings	91,744	2,177	4.75%	86,282	1,980	4.59%
Total borrowed funds	409,440	8,186	4.00%	264,144	5,934	4.49%

TOTAL INTEREST-BEARING LIABILITIES	4,556,435	54,610	2.40%	3,665,938	45,891	2.50%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	1,226,626			985,347
Other liabilities	39,484			54,802
Stockholders' equity	671,849			419,666
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,494,394			$5,125,753
Net interest income and interest rate spread		$100,249	2.69%		$70,391	2.26%
Net interest margin			3.29%			2.88%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2026 and 2025 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%

Net Interest Income. Net interest income for the three months ended June 30, 2026, was $56.0 million compared to $34.9 million for the three months ended June 30, 2025. The Merger with Middlefield and a 53 basis point increase in the net interest margin were the primary reasons for this increase.

The net interest margin for the three-month period ended June 30, 2026, was 3.44% compared to 2.91% for the same period in 2025. Interest-earning asset yields increased 48 basis points in the second quarter of 2026 compared to the second quarter of 2025 while the cost of interest-bearing liabilities decreased 5 basis points when comparing these two periods. This decrease in interest-bearing liabilities resulted from a reduction in deposit costs of 7 basis points and a 43 basis point reduction in costs on borrowings rates in comparing the second quarter of 2025 to the second quarter of 2026.

Net interest income for the six months ended June 30, 2026, was $98.6 million compared to $69.1 million for the six months ended June 30, 2025. The increase in net interest income was primarily driven by the Merger with Middlefield.

The net interest margin for the six months ended June 30, 2026, was 3.29% compared to 2.88% for the same period in 2025. Interest-yielding assets increased 33 basis points while interest-bearing liabilities decreased 5 basis points for the six months ended June 30, 2026, compared to the same period in the prior year.

Provision for Credit Losses and Provision for Unfunded Loans. The provision for credit losses and unfunded loans was $2.4 million for the three months ended June 30, 2026 compared to $3.5 million for the three months ended June 30, 2025. Annualized net charge-offs as a percentage of average loans were 0.30% in the second quarter of 2026, compared to 0.07% in the second quarter of 2025.  The increase in net charge-offs was associated with the resolution of non-performing loans, but most of the net charge-offs came from loans that carried specific reserves, the cost of which had been recognized in prior periods.

For the first six months of 2026, the Company recorded a provision for credit losses and unfunded loans of $1.4 million compared to a provision of credit losses and unfunded loans of $3.3 million for the first six months of 2025.

Noninterest Income. Noninterest income for the second quarter of 2026 was $14.4 million compared to $12.1 million for the second quarter of 2025. The increase was driven by the Middlefield acquisition and continued growth in the wealth line of business.

Service charges on deposit accounts increased $685,000 to $2.4 million for the second quarter of 2026 compared to $1.7 million for the second quarter in 2025 primarily as a result of the Merger. Bank owned life insurance ("BOLI") income increased $569,000 during the second quarter of 2026 to $1.4 million compared to $832,000 in the second quarter of 2025.  Death claims were higher by $271,000 in 2026 compared to 2025 and the addition of Middlefield was primarily responsible for the difference. Trust fees increased to $3.1 million at June 30, 2026, from $2.6 million at June 30, 2025.  The increase was due to continued growth in the business unit. Insurance agency commissions were $1.5 million for the second quarter of 2026 compared to $1.8 million for the same period in 2025.  During the second quarter of 2025, the Company recognized $329,000 in revenue sharing associated with its BOLI purchase in the first quarter of 2025. The Company did not have a similar transaction in 2026.  Losses on the sale of securities totaled $22,000 in the second quarter of 2026 compared to a gain on the sale of securities of $36,000 during the second quarter of 2025.  Retirement plan consulting fees increased to $954,000 in the second quarter of 2026 from $783,000 in the second quarter of 2025. Investment commissions grew $323,000 to $1.0 million in the second quarter of 2026 compared to $721,000 in the second quarter of 2025.  In addition to the Merger with Middlefield, the Company has a strong sales team in this line of business and is looking to grow with deeper penetration into newer markets.  Other mortgage banking income was $199,000 in the second quarter of 2026 compared to $27,000 in the second quarter of 2025. Debit card income grew from $2.0 million in the second quarter of 2025 to $2.6 million in the second quarter of 2026 as better volumes were realized in the current period.  Other noninterest income was $826,000 in the second quarter of 2026 compared to $1.2 million in the second quarter of 2025 primarily due to lower SBIC income in 2026.

For the six months ended June 30, 2026, noninterest income increased by $5.5 million compared to the six months ended June 30, 2025. The increase was primarily due to the Merger with Middlefield, improved profitability in fee-based lines of business coupled with a lower level of losses on the sale of available for sale securities.

Service charges on deposit accounts increased $893,000 to $4.4 million for the first six months of 2026 compared to $3.5 million in the same period in 2025 primarily as a result of the Merger. BOLI income increased to $2.9 million during the first six months of 2026 compared to $1.6 million for the six months ended June 30, 2025.  Death claims were higher by $527,000 in 2026 compared to 2025 and the addition of Middlefield was primarily responsible for the difference. Trust fees increased to $6.1 million at June 30, 2026, from $5.2 million at June 30, 2025.  The increase was due to continued growth in the business unit. Insurance agency commissions were $3.2 and $3.6 million for the six months ended June 30, 2026 and 2025, respectively.  Gains on the sale of securities totaled $4,000 in the first six months of 2026 compared to losses on the sale of securities of $1.3 million during the first six months of 2025.  The Company restructured $23.8 million of securities at the end of the first quarter of 2025 resulting in the loss realized on the sale.  Retirement plan consulting fees increased slightly to $1.8 million in the first six months of 2026 from $1.6 million in the first six months of 2025. Investment commissions increased to $1.9 million in the first half of 2026 compared to $1.3 million in the first half of 2025.  The Company has a strong sales team in this line of business and is looking to grow with deeper penetration into newer markets.  Other mortgage banking income was $676,000 in first half of 2026 compared to $174,000 in the first half of 2025. This increase was primarily due to the Company recovering $516,000 of mortgage servicing rights impairment in the first quarter of 2026.  Debit card income grew from $3.9 million in the first six months of 2025 to $4.6 million in the first six months of 2026 as better volumes were realized in the current period.  Other noninterest income was $1.7 million in the first six months of 2026 compared to $2.4 million in the first half of 2025, primarily due to lower SBIC income in 2026.

Noninterest Expense. Noninterest expense totaled $40.9 million for the quarter ended June 30, 2026 compared to $27.2 million for the quarter ended June 30, 2025. Salaries and employee benefits were $21.3 million in the second quarter of 2026 compared to $14.7 million in the second quarter of 2025. The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Middlefield and higher commission expense from increased revenue in the fee-based businesses.  Occupancy and equipment expense increased to $5.9 million in the second quarter of 2026 from $4.1 million in the second quarter of 2025 due to the Merger and increased maintenance costs in 2026 due to more severe winter weather conditions.  FDIC and state and local taxes increased by $671,000 to $1.9 million in the second quarter of 2026 compared to $1.3 million in the second quarter of 2025 due to the Merger and higher capital levels year-over-year.  Expense related to the Merger and to convert our core processing system increased to $1.7 million.  There were no expenses recognized for these activities in the second quarter of 2025.  Core processing expense increased to $2.3 million in the second quarter of 2026 from $1.4 million in the second quarter of 2025.  The increase was due to the Merger and a lower level of service credits in 2026. Other noninterest expense increased by $1.0 million to $4.5 million in the second quarter of 2026 primarily as a result of the acquisition and timing differences.

Noninterest expense totaled $78.2 million for the six months ended June 30, 2026 compared to $55.7 million for the six months ended June 30, 2025. Salaries and employee benefits were $39.8 million in the six months of 2026 compared to $30.9 million in the six months of 2025. The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Middlefield in the first quarter of 2026 and higher commission expense from increased revenue in the fee-based businesses.  Occupancy and equipment expense increased to $11.1 million in the six months of 2026 from $8.3 million in the six months of 2025 due to the Merger and increased maintenance costs in 2026 due to more severe winter weather conditions.  FDIC and state and local taxes increased by $1.0 million to $3.5 million in the first half of 2026 compared to $2.5 million in the first half of 2025 due to the Merger and higher capital levels year-over-year.  Expense related to the Merger and to convert our core processing system increased to $5.7 million.  There were no expenses recognized for these activities in the first six months of 2025.  Core processing expense increased to $4.1 million in the first six months of 2026 from $2.8 million for the same period in 2025.  The increase was due to the Merger and a lower level of service credits in 2026. Other noninterest expense increased by $1.7 million to $8.3 million in the first six months of 2026, primarily as a result of the acquisition and timing differences.

Income Taxes. Income tax expense was $4.1 million for the three months ended June 30, 2026 compared to $2.4 million for the three months ended June 30, 2025.

Income tax expense was $7.8 million for the six months ended compared to $5.2 million for the same period in 2025, due to higher pretax income in the first half of 2026.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $72.4 million during the first six months of 2026 to $164.8 million from $92.4 million at December 31, 2025. The increase in the cash balances was primarily due to the Company intentionally holding more liquidity on its balance sheet at June 30, 2026 and the Merger with Middlefield.

Securities. The Company had securities available for sale totaling $1.47 billion as of June 30, 2026 compared to $1.34 billion as of December 31, 2025. The increase is a direct result of the Merger.  Net unrealized losses on the portfolio totaled $185.6 million at June 30, 2026, compared to $181.8 million at December 31, 2025. The Company anticipates continued volatility in the bond market in 2026, which will continue to affect the value of the portfolio.

Loans. Net loans (excluding loans held for sale) increased to $4.72 billion at June 30, 2026 from $3.27 billion at December 31, 2025. The increase in 2026 is primarily due to the Merger.

The following tables present the amortized cost basis of the Company's commercial real estate portfolio segment by industry as of June 30, 2026 and December 31, 2025:

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
June 30, 2026
Commercial real estate
Retail	$327,983	14.58%	6.87%	51.84%	88.76%
Warehouse/Industrial	245,764	10.92%	5.15%	50.91%	94.49%
Farmland	228,079	10.14%	4.78%	48.11%	100.00%
Multifamily	218,386	9.71%	4.57%	58.76%	76.15%
Office	197,168	8.76%	4.13%	58.67%	85.86%
Medical	143,397	6.37%	3.00%	53.74%	90.32%
Special Purpose	75,606	3.36%	1.58%	53.13%	98.43%
Multifamily - Construction	42,517	1.89%	0.89%	56.66%	3.86%
Restaurant	41,877	1.86%	0.88%	48.85%	100.00%
Hotel	36,413	1.62%	0.76%	41.55%	71.80%
All Other	692,439	30.78%	14.50%	48.78%	89.67%
Total	$2,249,629	100.00%	47.10%

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
December 31, 2025
Commercial real estate
Retail	$337,257	20.97%	10.21%	51.86%	87.81%
Farmland	211,231	13.13%	6.39%	48.61%	100.00%
Warehouse/Industrial	236,391	14.70%	7.15%	52.50%	93.23%
Office	191,765	11.92%	5.80%	59.74%	81.76%
Multifamily	171,956	10.69%	5.20%	59.15%	72.03%
Medical	141,396	8.79%	4.28%	55.31%	93.83%
Hotel	44,356	2.76%	1.34%	44.15%	75.81%
Special Purpose	78,533	4.88%	2.38%	53.62%	98.62%
Restaurant	44,583	2.77%	1.35%	52.52%	100.00%
Multifamily - Construction	62,595	3.89%	1.89%	55.98%	27.46%
All Other	88,123	5.48%	2.67%	46.51%	96.04%
Total	$1,608,186	100.00%	48.66%

Allowance for Credit Losses. The following table indicates key asset quality ratios that management evaluates on an ongoing basis. The amortized cost balances were used in the calculations.

Asset Quality History

(In Thousands of Dollars)

	6/30/2026	3/31/2026	12/31/2025	9/30/2025	6/30/2025
Nonperforming loans	$0	$59,854	$26,215	$35,344	$27,819
Nonperforming loans as a % of total loans	0.00%	1.25%	0.79%	1.06%	0.84%
Non-performing assets	$0	$59,977	$26,318	$35,519	$28,052
Non-performing assets as a % of total assets	0.00%	0.84%	0.50%	0.68%	0.54%
Loans delinquent 30-89 days	$0	$14,700	$16,947	$16,083	$17,727
Loans delinquent 30-89 days as a % of total loans	0.00%	0.31%	0.51%	0.48%	0.54%
Allowance for credit losses	$0	$54,684	$36,811	$39,528	$35,863
Allowance for credit losses as a % of total loans	0.00%	1.14%	1.11%	1.18%	1.17%
Allowance for credit losses as a % of nonperforming loans	0.00%	91.36%	140.42%	111.84%	138.62%
Net charge-offs for the quarter	$0	$444	$4,897	$536	$572
Annualized net charge-offs to average net loans outstanding	0.00%	0.05%	0.59%	0.07%	0.07%

The Company's allowance for credit losses increased to $53.3 million for the period ended June 30, 2026, from $36.8 million for the period ended December 31, 2025. The increase in the allowance for credit losses was primarily driven by the Merger.  The Company recorded a $4.0 million and $15.3 million increase to the allowance for credit losses for the Day 1 reserve for purchased financial assets with credit deterioration and purchased seasoned loans, respectively. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at June 30, 2026 is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased to $5.83 billion at June 30, 2026 from $4.34 billion at December 31, 2025.   Deposits grew $1.49 billion, including an increase of $215.7 million in public funds.  The increase was primarily due to Middlefield, which added $1.49 billion in deposits.

Short-term Borrowings. Total short-term borrowing balances increased from $281.0 million at December 31, 2025 to $361.0 million at June 30, 2026. The Middlefield Merger added $145.0 million in short-term borrowings offset by payoffs.

Total Stockholders' Equity. Total stockholders’ equity increased to $784.0 million at June 30, 2026 from $485.7 million at December 31, 2025. The increase was primarily due to an increase in common stock of $276.2 million from the Merger coupled with growth in retained earnings of $22.8 million due to $39.3 million of net income recognized during the first six months of the year partially offset by dividends paid on outstanding common shares.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At June 30, 2026, the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 12.64%, total risk-based capital ratio stood at 13.69%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 12.64% and 9.55%, respectively, at June 30, 2026. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of June 30, 2026.

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 2.20% from 4Q2025 to 4Q2026, U.S. PCE inflation of 3.60%, and U.S. unemployment of 4.30%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation greater than 7.00% and an elevated U.S. unemployment rate between 5.00% and 6.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•	The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•	Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2026, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•	An increase of approximately $942,000 for residential real estate loans and lending-related commitments
•	An increase of approximately $1.2 million for commercial real estate non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2026.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At June 30, 2026, on a consolidated basis, Farmers had intangibles of $35.6 million subject to amortization and $271.4 million in goodwill, which was not subject to periodic amortization.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. The Bank has a line of credit totaling $25.0 million and there was no balance on this line at either June 30, 2026 or December 31, 2025. The Company also has access to borrow $11.3 million at the Federal Reserve Discount Window, however, there was no balance on this line at June 30, 2026 or December 31, 2025. The Federal Reserve Discount Window can be an additional source of funds with the posting of additional collateral. As of June 30, 2026, the Bank had $361.0 million in outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $608.5 million at June 30, 2026. The Bank views its membership in the FHLB as a solid source of liquidity.  Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $1.07 billion at June 30, 2026, and $710 million at December 31, 2025. Additionally, the Company has committed up to $21.2 million in subscriptions in SBIC investment funds and at June 30, 2026, the Company had invested $16.4 million in these funds.

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

Changes In Interest Rate	June 30, 2026	December 31, 2025	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+400	-4.0%	-6.6%	-12.5%
+300	-3.2%	-5.2%	-10.0%
+200	-2.2%	-3.4%	-7.5%
+100	-1.2%	-1.8%	-5.0%
-100	1.2%	1.4%	-5.0%
-200	2.2%	2.3%	-10.0%
-300	3.0%	3.4%	-15.0%
-400	3.1%	3.5%	-20.0%
Net Present Value Of Equity Change
+400	-19.9%	-27.9%	-12.5%
+300	-15.0%	-20.7%	-10.0%
+200	-9.4%	-12.9%	-7.5%
+100	-4.7%	-6.2%	-5.0%
-100	2.4%	3.1%	-10.0%
-200	1.3%	2.4%	-15.0%
-300	-3.7%	-2.9%	-20.0%
-400	-9.1%	-2.5%	-25.0%

The yield curve has changed dramatically over the past four years. From March 2022 to July 2023, in an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate from 0.25% to 5.50%. The committee then held the discount rate at 5.50% until September 2024 when they cut the discount rate by a total of 100 basis points over the last four months of 2024. These rate cuts in 2024 were an attempt to guide the economy into a “soft landing”, where the still comparatively elevated rate would continue to bring down inflation without harming the job market or the economy. The committee cut rates by 25 basis points three more times in 2025 in an effort to prioritize employment to promote economic stability amid a slowing labor market. The new target rate set in December 2025 was 3.50% to 3.75%, where it has remained for the first six months of 2026.  Overall, the discount rate remains elevated despite the rate cuts over the past two years.

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

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both June 30, 2026, and December 31, 2025. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
Beginning balance				497,047
April 1 - 30	6,191	$13.41	0	497,047
May 1 - 31	0	0	0	497,047
June 1 - 30	1,500	13.79	0	497,047
Ending balance	7,691	13.48	0	497,047

There was no treasury stock activity under the program during the three month period ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.5

Amended Code of Regulations of Farmers National Banc Corp., as amended (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2025).

10.1**	Farmers National Banc Corp. 2026 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2026).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Helmick, President and Chief Executive Officer of the Company (principal executive officer) (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 of A. Troy Adair, Executive Vice President, Chief Financial Officer and Secretary of the Company (principal financial officer) (filed herewith).

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

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

Dated: August 6, 2026

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: August 6, 2026

/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary