Form 10-Q
period 2026-09-30
FARMERS NATIONAL BANC CORP /OH/
filed 2026-11-06
CIK 709337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, No Par Value	59,257,064 shares

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	September 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$31,067	$20,486
Federal funds sold and other	80,852	71,871
TOTAL CASH AND CASH EQUIVALENTS	111,919	92,357
Securities available for sale, at fair value (Amortized cost $1,680,390 in 2026 and $1,525,224 in 2025)	1,403,531	1,343,457
Other investments	63,482	45,397
Loans held for sale, at fair value	3,144	1,516
Loans	4,854,818	3,304,713
Less allowance for credit losses	53,531	36,811
NET LOANS	4,801,287	3,267,902
Premises and equipment, net	77,362	56,861
Goodwill	270,507	167,450
Other intangibles, net	35,511	17,851
Bank owned life insurance	154,008	119,367
Tax credit investments	45,996	29,256
Other assets	152,616	104,456
TOTAL ASSETS	$7,119,363	$5,245,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,415,970	$994,122
Interest-bearing	4,392,800	3,348,656
TOTAL DEPOSITS	5,808,770	4,342,778
Short-term borrowings	427,000	281,000
Long-term borrowings	94,646	86,733
Other liabilities	72,462	49,634
TOTAL LIABILITIES	6,402,878	4,760,145
Commitments and contingent liabilities
Stockholders' Equity:
Common Stock, no par value; 75,000,000 and 50,000,000 shares authorized in 2026 and 2025, respectively; 60,772,208 and 39,321,709 shares issued, respectively; 59,248,856 and 37,653,183 shares outstanding, respectively	643,382	366,625
Retained earnings	312,866	286,196
Accumulated other comprehensive (loss)	(218,720)	(144,075)
Treasury stock, at cost; 1,523,352 and 1,668,526 shares in 2026 and 2025, respectively	(21,043)	(23,021)
TOTAL STOCKHOLDERS' EQUITY	716,485	485,725
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,119,363	$5,245,870

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands except Per Share Data)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$73,958	$48,603	$202,043	$142,361
Taxable securities	9,303	7,466	24,950	21,946
Tax exempt securities	3,658	2,372	10,116	7,200
Dividends	742	459	2,195	1,462
Federal funds sold and other interest income	861	466	2,428	1,405
TOTAL INTEREST AND DIVIDEND INCOME	88,522	59,366	241,732	174,374
INTEREST EXPENSE
Deposits	25,463	20,372	71,888	60,329
Short-term borrowings	3,901	1,681	9,910	5,634
Long-term borrowings	1,216	1,006	3,392	2,986
TOTAL INTEREST EXPENSE	30,580	23,059	85,190	68,949
NET INTEREST INCOME	57,942	36,307	156,542	105,425
Provision for credit losses	2,762	1,501	3,823	5,109
Provision (credit) for unfunded commitments	30	(82)	373	(346)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	55,150	34,888	152,346	100,662
NONINTEREST INCOME
Service charges on deposit accounts	2,313	1,874	6,713	5,381
Bank owned life insurance income	1,116	852	4,009	2,494
Trust fees	3,178	2,745	9,297	7,982
Insurance agency commissions	1,432	1,395	4,600	4,964
Security (losses), including fair value changes for equity securities	(10,342)	(927)	(10,338)	(2,205)
Retirement plan consulting fees	899	1,060	2,739	2,641
Investment commissions	1,085	658	3,000	1,908
Net gains on sale of loans	390	559	1,168	1,214
Other mortgage banking income, net	268	192	944	366
Debit card and EFT fees	2,584	2,068	7,168	5,951
Other operating income	5,004	954	6,727	3,336
TOTAL NONINTEREST INCOME	7,927	11,430	36,027	34,032
NONINTEREST EXPENSES
Salaries and employee benefits	22,542	15,992	62,365	46,880
Occupancy and equipment	5,710	4,370	16,770	12,627
FDIC insurance and state and local taxes	1,954	1,212	5,490	3,736
Professional fees	1,083	990	3,552	3,213
System conversion/Acquisition related costs	6,106	3,123	11,782	3,123
Advertising	624	466	1,795	1,376
Intangible amortization	1,214	718	3,274	2,188
Core processing charges	2,679	1,412	6,756	4,210
Other operating expenses	4,730	3,396	13,049	10,028
TOTAL NONINTEREST EXPENSES	46,642	31,679	124,833	87,381
INCOME BEFORE INCOME TAXES	16,435	14,639	63,540	47,313
INCOME TAXES	1,900	2,178	9,706	7,364
NET INCOME	$14,535	$12,461	$53,834	$39,949
EARNINGS PER SHARE - basic	$0.25	$0.33	$0.99	$1.07
EARNINGS PER SHARE - diluted	$0.25	$0.33	$0.99	$1.06

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
NET INCOME	$14,535	$12,461	$53,834	$39,949
Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available for sale securities	(101,577)	26,433	(105,383)	46,197
Reclassification adjustment for losses realized in income on sales	10,291	960	10,291	2,294
Reclassification adjustment for losses (gains) realized in income on fair value hedge	108	16	605	(161)
Net unrealized holding (losses) gains	(91,178)	27,409	(94,487)	48,330
Income tax effect	19,147	(5,756)	19,842	(10,150)
Unrealized holding (losses) gains, net of reclassification and tax	(72,031)	21,653	(74,645)	38,180
Change in funded status of post-retirement plan, net of tax	0	0	0	0
Other comprehensive (loss) income, net of tax	(72,031)	21,653	(74,645)	38,180
TOTAL COMPREHENSIVE (LOSS) INCOME	$(57,496)	$34,114	$(20,811)	$78,129

See accompanying notes

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

(Table Dollar Amounts in Thousands except Per Share Data)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2025	$366,625	$286,196	$(144,075)	$(23,021)	$485,725
Net income		16,264			16,264
Other comprehensive loss			(6,080)		(6,080)
Share Issuance as part of a business combination	277,355				277,355
Restricted share issuance	(815)			815	0
Stock based compensation expense	662				662
Net vesting of Incentive Plan	(1,012)			1,012	0
Share forfeitures for taxes				(604)	(604)
Dividends paid at $0.17 per share		(6,432)			(6,432)
Balance March 31, 2026	$642,815	$296,028	$(150,155)	$(21,798)	$766,890
Net income		23,035			23,035
Other comprehensive income			3,466		3,466
Restricted share issuance	(673)			673	0
Stock based compensation expense	712				712
Net vesting of Incentive Plan	22			(22)	0
Share forfeitures for taxes				(82)	(82)
Dividends paid at $0.17 per share		(10,069)			(10,069)
Balance June 30, 2026	$642,876	$308,994	$(146,689)	$(21,229)	$783,952
Net income		14,535			14,535
Other comprehensive (loss)			(72,031)		(72,031)
Restricted share issuance	(262)			262	0
Stock based compensation expense	812				812
Net vesting of Incentive Plan	(44)			44	0
Share forfeitures for taxes				(120)	(120)
Dividends paid at $0.17 per share		(10,663)			(10,663)
Balance September 30, 2026	$643,382	$312,866	$(218,720)	$(21,043)	$716,485

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance December 31, 2024	$366,059	$257,173	$(193,265)	$(23,939)	$406,028
Net income		13,578			13,578
Other comprehensive income			15,964		15,964
Restricted share issuance	(491)			491	0
Restricted share forfeitures	0			0	0
Stock based compensation expense	642				642
Net vesting of Incentive Plan	(565)			565	0
Share forfeitures for taxes				(683)	(683)
Dividends paid at $0.17 per share		(6,395)			(6,395)
Balance March 31, 2025	$365,645	$264,356	$(177,301)	$(23,566)	$429,134
Net income		13,910			13,910
Other comprehensive income			563		563
Restricted share issuance	(421)			421	0
Stock based compensation expense	645				645
Net vesting of Incentive Plan	(79)			79	0
Share forfeitures for taxes				(107)	(107)
Dividends paid at $0.17 per share		(6,397)			(6,397)
Balance June 30, 2025	$365,790	$271,869	$(176,738)	$(23,173)	$437,748
Net income		12,461			12,461
Other comprehensive income			21,653		21,653
Restricted share issuance	(221)			221	0
Restricted share forfeitures					0
Stock based compensation expense	645				645
Share forfeitures for taxes				(158)	(158)
Dividends paid at $0.17 per share		(6,400)			(6,400)
Balance September 30, 2025	$366,214	$277,930	$(155,085)	$(23,110)	$465,949

See accompanying notes.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FARMERS NATIONAL BANC CORP. AND SUBSIDIARIES

	(In Thousands of Dollars)
	Nine Months Ended
	September 30,	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,834	$39,949
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,823	5,109
Provision (credit) for unfunded loans	373	(346)
Depreciation and amortization	7,361	5,046
Net amortization accretion of securities	(2,639)	(475)
Available for sale security losses	10,291	2,294
Realized (gains) losses on equity securities	47	(89)
(Gain) loss on premises and equipment sales and disposals, net	49	(78)
Stock compensation expense	2,186	1,932
Earnings on bank owned life insurance	(3,231)	(2,383)
Income recognized from death benefit on bank owned life insurance	(778)	(111)
Origination of loans held for sale	(65,774)	(66,602)
Proceeds from loans held for sale	65,314	66,396
Net gains on sale of loans	(1,168)	(1,214)
Net change in other assets and liabilities	(6,652)	(9,028)
NET CASH FROM OPERATING ACTIVITIES	63,036	40,400
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and repayments of securities available for sale	71,197	53,986
Proceeds from sales of securities available for sale	90,546	52,651
Purchases of securities available for sale	(171,794)	(95,179)
Proceeds from sales of equity securities	470	70
Purchase of equity securities	(111)	(72)
Proceeds from maturities and repayments of SBIC funds	1,049	1,010
Purchases of SBIC funds	(1,432)	(2,958)
Proceeds from redemption of restricted stock	29,336	17,548
Purchase of restricted stock	(36,395)	(14,349)
Loan originations and payments, net	(14,780)	(64,603)
Purchase of portfolio loans	(32,708)	(8,044)
Proceeds from loans held for sale previously classified as portfolio loans	750	3,565
Proceeds from BOLI death benefit	3,072	460
Purchase of company owned life insurance	0	(15,000)
Proceeds from land, building and equipment sales	1,294	298
Additions to premises and equipment	(1,955)	(6,772)
Net cash paid in business combinations	64,757	0
NET CASH (USED IN) FROM INVESTING ACTIVITIES	3,296	(77,389)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(19,800)	133,736
Net change in short-term borrowings	1,000	(70,000)
Cash dividends paid	(27,027)	(19,096)
Cash paid for withholding taxes on share-based awards	(943)	(1,044)
NET CASH (USED IN) FROM FINANCING ACTIVITIES	(46,770)	43,596
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,562	6,607
Beginning cash and cash equivalents	92,357	85,738
Ending cash and cash equivalents	$111,919	$92,345
Supplemental cash flow information:
Interest paid	$85,865	$67,746
Supplemental noncash disclosures:
Issuance of stock awards	$2,786	$1,777
Issuance of stock for business combination	$277,363	$0
Transfer of loans to loans held for sale	$750	$2,115
Lease liabilities arising from obtaining right-of-use assets	$3,486	$286
Liability arising from investment in solar tax credits	$15,000	$10,000

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

Equity:

There are 75,000,000 shares authorized and available for issuance as of  September 30, 2026. Outstanding shares at  September 30, 2026 were 59,248,856.

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

In accordance with ASC 805, the Company expensed $3.7 million and $8.5 million of merger related costs during the three and nine months ended  September 30, 2026, respectively.  There were no merger related expenses recorded during the three and six months ended  September 30, 2025.  The Company recorded goodwill of $103.1 million as a result of the Merger.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies, including the reduction of personnel and overlapping contracts, expected to be derived from the Company’s strategy to enhance and expand its presence.  The Merger offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded market area.  The goodwill was determined not to be deductible for income tax purposes.

The following table summarizes the consideration paid for Middlefield and the amounts of the assets acquired and liabilities assumed on the closing date of the Merger.

(In Thousands of Dollars)
Consideration
Cash	$8
Stock	277,355
Fair value of total consideration transferred	$277,363
Fair value of assets acquired
Cash and cash equivalents	$64,759
Securities available for sale	152,767
Loans, net	1,490,843
Premises and equipment	22,039
Bank owned life insurance	35,715
Core deposit intangible	20,935
Current and deferred taxes	7,169
Other assets	28,184
Total assets acquired	1,822,411
Fair value of liabilities assumed
Deposits	1,485,792
Short-term borrowings	145,000
Long-term borrowings	7,223
Accrued interest payable and other liabilities	10,089
Total liabilities	1,648,104
Net assets acquired	$174,307
Goodwill created	103,056
Total net assets acquired	$277,363

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

	Three months ended		Nine Months Ended
(In Thousands of Dollars)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net interest income	$57,942	$54,797	$173,312	$159,300
Noninterest income	7,927	13,754	37,090	41,378
Noninterest expense (1)	40,536	44,269	127,108	124,717
Net income (1)(2)	20,641	18,913	67,930	59,717

(1) Excludes $6.1 million and $22.6 million in merger expense of both entities for the three and nine months ended  September 30, 2026, respectively.  No merger costs were recorded for the three and nine months ended  September 30, 2025.

(2) Excludes $14.8 million in allowance for credit losses booked in the first quarter of 2026.  There was not a similar entry for the third quarter of 2026 or the three or nine months ended  September 30, 2025.

Securities:

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at  September 30, 2026 and  December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss). No allowance for credit losses have been recognized for the securities portfolio at  September 30, 2026 or  December 31, 2025.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
September 30, 2026
U.S. Treasury and U.S. government sponsored entities	$4,392	$0	$(467)	$3,925
State and political subdivisions	714,400	45	(142,150)	572,295
Corporate bonds	25,914	76	(587)	25,403
Mortgage-backed securities	680,844	5	(115,404)	565,445
Collateralized mortgage obligations	253,065	10	(18,223)	234,852
Small Business Administration	1,775	0	(164)	1,611
Totals	$1,680,390	$136	$(276,995)	$1,403,531

		Gross	Gross
	Amortized	Unrealized	Unrealized
(In Thousands of Dollars)	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury and U.S. government sponsored entities	$104,737	$45	$(9,487)	$95,295
State and political subdivisions	589,236	2,632	(88,171)	503,697
Corporate bonds	13,171	163	(289)	13,045
Mortgage-backed securities	629,376	731	(82,973)	547,134
Collateralized mortgage obligations	186,494	1,461	(5,739)	182,216
Small Business Administration	2,210	0	(140)	2,070
Totals	$1,525,224	$5,032	$(186,799)	$1,343,457

The proceeds from sales of available-for-sale securities and the associated gains and losses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands of Dollars)	2026	2025	2026	2025
Proceeds	$90,546	$28,750	$90,546	$52,651
Gross gains	0	0	0	0
Gross losses	(10,291)	(960)	(10,291)	(2,294)

The amortized cost and fair value of the debt securities portfolio are shown in the table below by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call, or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2026
(In Thousands of Dollars)	Amortized Cost	Fair Value
Maturity
Within one year	$2,419	$2,432
One to five years	41,768	40,033
Five to ten years	157,409	137,549
Beyond ten years	543,110	421,609
Mortgage-backed, collateralized mortgage obligations and Small Business Administration securities	935,684	801,908
Total	$1,680,390	$1,403,531

The following table summarizes the investment securities with unrealized losses for which an allowance for credit losses has not been recorded at  September 30, 2026 and  December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
September 30, 2026

U.S. Treasury and U.S. government sponsored entities	$1,952	$(115)	$1,973	$(352)	$3,925	$(467)
State and political subdivisions	198,399	(21,431)	367,200	(120,719)	565,599	(142,150)
Corporate bonds	16,184	(389)	5,411	(198)	21,595	(587)
Mortgage-backed securities	188,976	(13,280)	375,136	(102,124)	564,112	(115,404)
Collateralized mortgage obligations	164,245	(11,226)	69,549	(6,997)	233,794	(18,223)
Small Business Administration	0	0	1,611	(164)	1,611	(164)
Total	$569,756	$(46,441)	$820,880	$(230,554)	$1,390,636	$(276,995)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands of Dollars)	Value	Loss	Value	Loss	Value	Loss
December 31, 2025

U.S. Treasury and U.S. government sponsored entities	$100	$0	$93,211	$(9,487)	$93,311	$(9,487)
State and political subdivisions	6,302	(1,360)	432,053	(86,811)	438,355	(88,171)
Corporate bonds	2,962	(44)	6,293	(245)	9,255	(289)
Mortgage-backed securities	48,965	(313)	437,859	(82,660)	486,824	(82,973)
Collateralized mortgage obligations	50,887	(621)	69,006	(5,118)	119,893	(5,739)
Small Business Administration	0	0	2,070	(140)	2,070	(140)
Total	$109,216	$(2,338)	$1,040,492	$(184,461)	$1,149,708	$(186,799)

As of  September 30, 2026, the Company’s security portfolio consisted of 1,070 securities, 1,041 of which were in an unrealized loss position. The treasury, agency, mortgage-backed securities, collateralized mortgage obligations and small business administration securities that the Company owns are all issued by government sponsored entities and therefore contain no potential for credit loss. The Company does not consider any of its available-for-sale securities with unrealized losses to be attributable to credit-related factors, as the unrealized losses have occurred as a result of changes in noncredit related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The vast majority of the Company's state and political subdivisions holdings are of high credit quality and are rated AA or higher. In addition, management has both the ability and intent to hold the securities for a period of time sufficient to allow for the recovery in fair value. As of  September 30, 2026, the Company has not recorded an allowance for credit losses on available for sale (“AFS”) securities.

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

Equity Securities

The Company also holds equity securities which include $16.2 million in Small Business Investment Company (“SBIC”) partnership investments as well as $488,000 in local and regional bank holdings and other miscellaneous equity funds at  September 30, 2026. At  December 31, 2025, the Company held $15.5 million in SBIC investments and $370,000 in local and regional bank holdings and other miscellaneous equity funds. These SBIC investments are held at modified cost and any changes in the modified costs are recognized in income in both 2026 and 2025.

Loans:

Loan balances were as follows:

(In Thousands of Dollars)	September 30, 2026	December 31, 2025
Commercial real estate
Owner occupied	$631,940	$393,061
Non-owner occupied	1,038,674	710,468
Farmland	225,046	211,370
Other	388,143	294,587
Commercial
Commercial and industrial	598,720	340,224
Agricultural	58,344	54,195
Residential real estate
1-4 family residential	1,238,920	850,300
Home equity lines of credit	372,256	181,544
Consumer
Indirect	255,107	231,242
Direct	21,235	16,483
Other	12,463	10,070
Total loans	$4,840,848	$3,293,544
Net deferred loan costs	13,970	11,169
Allowance for credit losses	(53,531)	(36,811)
Net loans	$4,801,287	$3,267,902

Allowance for credit loss activity

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine month periods ended September 30, 2026 and 2025:

Three Months Ended  September 30, 2026

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$28,671	$7,950	$11,052	$5,612	$53,285
(Credit) Provision for credit losses	1,697	159	174	732	2,762
Initial allowance on purchased seasoned loans	25	85	0	0	110
Loans charged off	(2,319)	(49)	(67)	(471)	(2,906)
Recoveries	0	92	23	165	280
Total ending allowance balance	$28,074	$8,237	$11,182	$6,038	$53,531

Nine Months Ended  September 30, 2026

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$20,064	$4,536	$7,241	$4,970	$36,811
(Credit) Provision for credit losses	1,673	377	(70)	1,843	3,823
Initial allowance on loans purchased with credit deterioration	3,418	630	15	0	4,063
Initial allowance on purchased seasoned loans	8,364	2,961	4,102	110	15,537
Loans charged off	(5,445)	(528)	(219)	(1,246)	(7,438)
Recoveries	0	261	113	361	735
Total ending allowance balance	$28,074	$8,237	$11,182	$6,038	$53,531

Three Months Ended  September 30, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$21,627	$4,973	$7,210	$4,753	$38,563
(Credit) Provision for credit losses	1,428	(204)	127	150	1,501
Loans charged off	(75)	(319)	(154)	(321)	(869)
Recoveries	0	176	25	132	333
Total ending allowance balance	$22,980	$4,626	$7,208	$4,714	$39,528

Nine Months Ended  September 30, 2025

	Commercial		Residential
(In Thousands of Dollars)	Real Estate	Commercial	Real Estate	Consumer	Total
Allowance for credit losses
Beginning balance	$19,259	$4,628	$7,271	$4,705	$35,863
(Credit) Provision for credit losses	3,840	572	84	613	5,109
Loans charged off	(141)	(973)	(231)	(970)	(2,315)
Recoveries	22	399	84	366	871
Total ending allowance balance	$22,980	$4,626	$7,208	$4,714	$39,528

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company's historical loss experience from December 31, 2011 to  September 30, 2026. As of  September 30, 2026, the Company expects that the markets in which it operates will experience minimal changes to economic conditions, stable trend in unemployment rate, and an increased trend of delinquencies. Management adjusted historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Company's estimate was a cumulative loss rate covering the expected contractual term of the portfolio. While there are many factors that go into the calculation of the allowance for credit losses, the change in the balances from  September 30, 2025 to  September 30, 2026, is largely attributed to the Middlefield Merger. The increase related to the Middlefield Merger was partially offset by charge offs related to the settlement or sale of the debt or collateral associated with three commercial real estate non-owner occupied relationships, and one multifamily relationship.

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of  September 30, 2026 and  December 31, 2025:

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
September 30, 2026
Commercial real estate
Owner occupied	$4,167	$2,775	$0
Non-owner occupied	8,116	3,191	0
Farmland	0	1,811	0
Other	1,430	3,499	4,426
Commercial
Commercial and industrial	6,726	3,561	0
Agricultural	0	145	0
Residential real estate
1-4 family residential	2,128	3,375	377
Home equity lines of credit	297	853	30
Consumer
Indirect	29	820	30
Direct	0	54	0
Other	0	97	1
Total loans	$22,893	$20,181	$4,864

	Nonaccrual with	Nonaccrual with	Loans past due
	no allowance	an allowance	over 89 days
(In Thousands of Dollars)	for credit loss	for credit loss	still accruing
December 31, 2025
Commercial real estate
Owner occupied	$1,346	$207	$0
Non-owner occupied	2,408	10,776	0
Farmland	0	1,917	0
Other	1,093	0	0
Commercial
Commercial and industrial	0	2,778	82
Agricultural	0	159	0
Residential real estate
1-4 family residential	1,095	2,329	271
Home equity lines of credit	424	689	0
Consumer
Indirect	61	462	0
Direct	0	21	0
Other	97	0	0
Total loans	$6,524	$19,338	$353

There were no loans that were held for sale and in nonaccrual status for the periods ending  September 30, 2026 and   December 31, 2025.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of  September 30, 2026 and  December 31, 2025:

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
September 30, 2026
Commercial real estate
Owner occupied	$6,494	$0	$0	$0
Non-owner occupied	26,296	0	0	0
Farmland	1,821	0	0	0
Other	4,929	0	0	0
Commercial
Commercial and industrial	20	9,705	0	0
Agricultural	0	7	0	0
Residential real estate
1-4 family residential	3,266	0	0	0
Home equity lines of credit	799	0	0	0
Consumer
Indirect	0	0	69	0
Direct	0	0	0	0
Other	97	0	0	0
Total loans	$43,722	$9,712	$69	$0

(In Thousands of Dollars)	Real Estate	Business Assets	Vehicles	Cash
December 31, 2025
Commercial real estate
Owner occupied	$1,346	$0	$0	$0
Non-owner occupied	24,235	0	0	0
Farmland	1,872	0	0	0
Other	1,093	0	0	0
Commercial
Commercial and industrial	0	2,352	0	0
Agricultural	0	0	0	0
Residential real estate
1-4 family residential	2,411	0	0	0
Home equity lines of credit	944	0	0	0
Consumer
Indirect	0	0	102	0
Direct	0	0	4	0
Other	97	0	0	0
Total loans	$31,998	$2,352	$106	$0

The following tables present the aging of the amortized cost basis in past due loans as of  September 30, 2026 and  December 31, 2025 by class of loans.

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
September 30, 2026
Commercial real estate
Owner occupied	$1,127	$2,062	$6,942	$10,131	$621,665	$631,796
Non-owner occupied	2,059	2,122	11,307	15,488	1,022,800	1,038,288
Farmland	0	2	1,811	1,813	223,071	224,884
Other	929	0	9,355	10,284	377,157	387,441
Commercial
Commercial and industrial	2,253	261	10,287	12,801	587,580	600,381
Agricultural	314	45	145	504	58,880	59,384
Residential real estate
1-4 family residential	2,492	2,108	5,880	10,480	1,229,844	1,240,324
Home equity lines of credit	3,010	696	1,180	4,886	367,824	372,710
Consumer
Indirect	2,959	780	879	4,618	261,203	265,821
Direct	58	10	54	122	21,200	21,322
Other	22	82	98	202	12,265	12,467
Total loans	$15,223	$8,168	$47,938	$71,329	$4,783,489	$4,854,818

			90 Days
			or More
	30-59 Days	60-89 Days	Past Due	Total	Loans Not
(In Thousands of Dollars)	Past Due	Past Due	and Nonaccrual	Past Due	Past Due	Total
December 31, 2025
Commercial real estate
Owner occupied	$419	$1,018	$1,553	$2,990	$389,881	$392,871
Non-owner occupied	8	0	13,184	13,192	696,884	710,076
Farmland	116	163	1,917	2,196	209,035	211,231
Other	0	0	1,093	1,093	292,915	294,008
Commercial
Commercial and industrial	1,064	174	2,860	4,098	337,639	341,737
Agricultural	235	30	159	424	54,665	55,089
Residential real estate
1-4 family residential	9,848	1,122	3,695	14,665	836,515	851,180
Home equity lines of credit	75	54	1,113	1,242	180,544	181,786
Consumer
Indirect	2,090	470	523	3,083	237,027	240,110
Direct	37	7	21	65	16,486	16,551
Other	17	0	97	114	9,960	10,074
Total loans	$13,909	$3,038	$26,215	$43,162	$3,261,551	$3,304,713

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

The following table presents the amortized cost basis of loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and  September 30, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

Three Months Ended September 30, 2026	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Combination Payment Deferral and Term Extension	Total	% of Total Class of Financing Receivable
Residential real estate
1-4 family residential	190	0	0	0	11	201	0.02%
Total modifications to borrowers experiencing financial difficulty	$190	$0	$0	$0	$11	$201	0.00%

Nine Months Ended September 30, 2026	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Combination Payment Deferral and Term Extension	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied	$4,321	$0	$0	$0	$2,777	$7,098	0.68%
Residential real estate
1-4 family residential	190	0	0	79	11	$280	0.02%
Total modifications to borrowers experiencing financial difficulty	$4,511	$0	$0	$79	$2,788	$7,378	0.15%

Three Months Ended September 30, 2025	Amortized Cost
(In Thousands of Dollars)	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial real estate
Non-owner occupied	$0	$0	$0	$0	$0	$0	0.00%
Other	111	0	482	510	0	1,103	0.37%
Commercial
Commercial and industrial	0	0	0	0	0	0	0.00%
Residential real estate
1-4 family residential	0	0	0	0	0	0	0.00%
Home equity lines of credit	0	0	277	0	0	277	0.16%
Total modifications to borrowers experiencing financial difficulty	$111	$0	$759	$510	$0	$1,380	0.04%

Nine Months Ended September 30, 2025	Amortized Cost
	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Payment Deferral and Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total	% of Total Class of Financing Receivable

(In Thousands of Dollars)
Commercial real estate
Non-owner occupied	$0	$11,128	$0	$0	$0	$11,128	1.52%
Other	111	0	482	510	0	1,103	0.37%
Commercial
Commercial and industrial	124	0	0	0	58	182	0.05%
Residential real estate
1-4 family residential	103	0	0	0	0	103	0.01%
Home equity lines of credit	0	14	277	0	75	366	0.21%
Total modifications to borrowers experiencing financial difficulty	$338	$11,142	$759	$510	$133	$12,882	0.39%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and  September 30, 2025:

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Three Months Ended September 30, 2026
Residential real estate
1-4 family residential	$8	N/A	N/A	2

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Nine Months Ended September 30, 2026
Commercial real estate
Non-owner occupied	$64	N/A	N/A	1
Residential real estate
1-4 family residential	13	5.976%	4.032%	2

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Three Months Ended September 30, 2025
Commercial real estate
Non-owner occupied
Other	$16	6.81%	5.25%
Commercial
Commercial and industrial
Residential real estate
1-4 family residential
Home Equity Lines of Credit		7.75%	5.00%

	Payment Deferral	Interest Rate Reduction		Term Extension
	Weighted-Average	Weighted-Average Contractual Interest Rate		Weighted-Average Years
	Principal Deferred	From	To	Added to the Life
Nine Months Ended September 30, 2025
Commercial real estate
Non-owner occupied				1
Other	$16	6.81%	5.25%
Commercial
Commercial and industrial	112	10.25%	8.00%	6
Residential real estate
1-4 family residential	6
Home Equity Lines of Credit		7.75%	4.79%	9

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the three and nine months ended September 30, 2026 and  September 30, 2025:

Three Months Ended September 30, 2026	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Residential real estate
1-4 family residential	11	0	0
Total accruing restructured loans	$11	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Residential real estate
1-4 family residential	190	0	0
Total nonaccrual restructured loans	$190	$0	$0
Total restructured loans	$201	$0	$0

Nine Months Ended September 30, 2026	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$2,777	$0	$0
Residential real estate
1-4 family residential	52	0	0
Total accruing restructured loans	$2,829	$0	$0

Nonaccrual restructured loans
Commercial real estate
Non-owner occupied	$4,321	$0	$0
Residential real estate
1-4 family residential	190	38	0
Total nonaccrual restructured loans	$4,511	$38	$0
Total restructured loans	$7,340	$38	$0

Three Months Ended September 30, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$0	$0	$0
Residential real estate
1-4 family residential	0	0	0
Home equity lines of credit	0	0	0
Total accruing restructured loans	$0	$0	$0

Nonaccrual restructured loans
Commercial real estate
Other	$1,103	$0	$0
Commercial
Commercial and industrial	0	0	0
Residential real estate
Home equity lines of credit	277	0	0
Total nonaccrual restructured loans	$1,380	$0	$0
Total restructured loans	$1,380	$0	$0

Nine Months Ended September 30, 2025	Payment status (Amortized cost Basis)
		30-89	90+
(In Thousands of Dollars)	Current	Days past due	Days past due
Accrual restructured loans
Commercial real estate
Non-owner occupied	$11,154	$0	$0
Residential real estate
1-4 family residential	103	0	0
Home equity lines of credit	88	0	0
Total accruing restructured loans	$11,345	$0	$0

Nonaccrual restructured loans
Commercial real estate
Other	$1,103	$0	$0
Commercial
Commercial and industrial	54	0	0
Residential real estate
Home equity lines of credit	277	0	0
Total nonaccrual restructured loans	$1,434	$0	$0
Total restructured loans	$12,779	$0	$0

As of  September 30, 2026, the Company had no commitments to lend any additional funds on restructured loans.

The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2026 and  September 30, 2025, and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. For purposes of this disclosure a default occurs when within 12 months of the original modification, a loan is 30 days contractually past due under the modified terms:

Three Months Ended September 30, 2026	Amortized Cost
				Combination	Combination
				Term Extension	Principal Deferral
	Payment	Term	Interest Rate	and Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction	Reduction
Commercial real estate
Non-owner occupied	$1,832	$0	$0	$0	$0
Other	0	0	0	0	0
Residential real estate
1-4 family residential	0	0	0	0	37
Total modifications to borrowers experiencing financial difficulty	$1,832	$0	$0	$0	$37

Nine Months Ended September 30, 2026	Amortized Cost
				Combination	Combination
				Term Extension	Principal Deferral
	Payment	Term	Interest Rate	and Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction	Reduction
Commercial real estate
Non-owner occupied	$1,832	$0	$0	$0	$0
Other	109	0	472	0	43
Residential real estate
1-4 family residential	102	0	0	0	75
Total modifications to borrowers experiencing financial difficulty	$2,043	$0	$472	$0	$118

Three Months Ended September 30, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$0	$0	$0	$0
Residential real estate
1-4 family residential	0	0	0	0
Home equity lines of credit	0	0	0	0
Total modifications to borrowers experiencing financial difficulty	$0	$0	$0	$0

Nine Months Ended September 30, 2025	Amortized Cost
				Combination
				Term Extension
	Payment	Term	Interest Rate	and Interest Rate
(In Thousands of Dollars)	Deferral	Extension	Reduction	Reduction
Commercial
Commercial and industrial	$124	$0	$0	$0
Residential real estate
1-4 family residential	0	0	0	0
Home equity lines of credit	0	0	0	19
Total modifications to borrowers experiencing financial difficulty	$124	$0	$0	$19

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

The following table presents total loans by risk categories and year of origination:

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$48,115	$98,209	$86,068	$67,146	$59,572	$242,391	$7,031	$608,532
Special mention	0	2,307	900	2,900	334	4,750	0	11,191
Substandard	0	0	932	4,167	2,395	4,579	0	12,073
Total commercial real estate - Owner occupied loans	$48,115	$100,516	$87,900	$74,213	$62,301	$251,720	$7,031	$631,796

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$0	$1	$0	$1

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$73,887	$89,622	$65,884	$95,052	$177,440	$472,586	$16,679	$991,150
Special mention	0	0	0	0	5,044	3,769	0	8,813
Substandard	0	0	85	61	3,564	34,615	0	38,325
Total commercial real estate - Non-owner occupied loans	$73,887	$89,622	$65,969	$95,113	$186,048	$510,970	$16,679	$1,038,288

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$467	$0	$0	$4,976	$0	$5,443

Commercial real estate - Farmland:
Risk Rating
Pass	$19,321	$21,653	$20,319	$16,402	$32,505	$103,917	$8,809	$222,926
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	0	1,821	0	137	0	1,958
Total commercial real estate - Farmland loans	$19,321	$21,653	$20,319	$18,223	$32,505	$104,054	$8,809	$224,884

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$0	$0	$0

Commercial real estate - Other:
Risk Rating
Pass	$49,540	$71,951	$71,629	$49,926	$34,620	$66,415	$20,904	$364,985
Special mention	0	1,200	0	2,059	0	144	0	3,403
Substandard	0	2,930	0	10,735	3,499	301	1,588	19,053
Total commercial real estate - Other loans	$49,540	$76,081	$71,629	$62,720	$38,119	$66,860	$22,492	$387,441

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$1	$0	$1

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$110,222	$93,017	$65,224	$54,265	$38,970	$40,874	$168,336	$570,908
Special mention	0	148	3,028	2,308	0	221	11,344	17,049
Substandard	0	54	363	2,510	2,478	1,828	5,191	12,424
Total commercial - Commercial and industrial loans	$110,222	$93,219	$68,615	$59,083	$41,448	$42,923	$184,871	$600,381

Commercial - Commercial and industrial: Current period gross write-offs	$0	$86	$81	$32	$91	$220	$0	$510

Commercial - Agricultural:
Risk Rating
Pass	$9,887	$10,228	$5,449	$6,037	$5,963	$2,147	$19,528	$59,239
Special mention	0	0	0	0	0	0	0	0
Substandard	0	0	2	0	28	115	0	145
Total commercial - Agricultural loans	$9,887	$10,228	$5,451	$6,037	$5,991	$2,262	$19,528	$59,384

Commercial - Agricultural: Current period gross write-offs	$0	$0	$0	$0	$15	$3	$0	$18

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$106,241	$158,387	$120,128	$93,417	$156,899	$594,172	$5,201	$1,234,445
Nonperforming	0	106	187	182	882	4,522	0	5,879
Total residential real estate - 1-4 family residential loans	$106,241	$158,493	$120,315	$93,599	$157,781	$598,694	$5,201	$1,240,324

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$21	$23	$61	$0	$105

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$624	$33	$175	$143	$489	$11,682	$358,384	$371,530
Nonperforming	0	76	32	160	393	519	0	1,180
Total residential real estate - Home equity lines of credit loans	$624	$109	$207	$303	$882	$12,201	$358,384	$372,710

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$0	$33	$0	$81	$0	$114

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$93,060	$60,028	$38,794	$26,815	$19,900	$26,345	$0	$264,942
Nonperforming	133	239	96	126	108	177	0	879
Total consumer - Indirect loans	$93,193	$60,267	$38,890	$26,941	$20,008	$26,522	$0	$265,821

Consumer - Indirect: Current period gross write-offs	$24	$155	$113	$88	$78	$565	$0	$1,023

Consumer - Direct:
Payment Performance
Performing	$3,581	$3,832	$1,500	$954	$529	$10,872	$0	$21,268
Nonperforming	0	51	1	0	0	2	0	54
Total consumer - Direct loans	$3,581	$3,883	$1,501	$954	$529	$10,874	$0	$21,322

Consumer - Direct: Current period gross write-offs	$0	$12	$11	$9	$28	$11	$0	$71

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$0	$0	$694	$11,675	$12,369
Nonperforming	0	0	0	0	97	0	1	98
Total consumer - Other loans	$0	$0	$0	$0	$97	$694	$11,676	$12,467

Consumer - Other: Current period gross write-offs	$0	$0	$0	$0	$0	$3	$149	$152

	Term Loans Amortized Cost Basis by Origination Year
(In Thousands of Dollars)							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial real estate - Owner occupied:
Risk Rating
Pass	$54,226	$47,332	$49,344	$40,512	$55,333	$133,226	$3,195	$383,168
Special mention	0	648	4,729	0	1,069	74	0	6,520
Substandard	0	0	1,346	430	1	1,406	0	3,183
Total commercial real estate - Owner occupied loans	$54,226	$47,980	$55,419	$40,942	$56,403	$134,706	$3,195	$392,871

Commercial real estate - Owner Occupied: Current period gross write-offs	$0	$0	$0	$0	$22	$75	$0	$97

Commercial real estate - Non-owner occupied:
Risk Rating
Pass	$79,473	$71,707	$47,336	$115,103	$75,125	$257,596	$20,072	$666,412
Special mention	0	0	0	3,126	0	4,103	215	7,444
Substandard	0	21	124	1,870	10,528	21,812	0	34,355
Doubtful	0	0	0	0	1,865	0	0	1,865
Total commercial real estate - Non-owner occupied loans	$79,473	$71,728	$47,460	$120,099	$87,518	$283,511	$20,287	$710,076

Commercial real estate - Non-owner occupied: Current period gross write-offs	$0	$0	$0	$1,970	$0	$0	$0	$1,970

Commercial real estate - Farmland:
Risk Rating
Pass	$20,347	$19,990	$20,478	$35,611	$16,728	$91,987	$3,568	$208,709
Substandard	0	0	1,872	0	352	298	0	2,522
Total commercial real estate - Farmland loans	$20,347	$19,990	$22,350	$35,611	$17,080	$92,285	$3,568	$211,231

Commercial real estate - Farmland: Current period gross write-offs	$0	$0	$0	$0	$0	$44	$0	$44

Commercial real estate - Other:
Risk Rating
Pass	$62,052	$50,127	$48,815	$65,170	$23,895	$24,391	$1,351	$275,801
Special mention	0	0	9,279	0	0	1,364	0	10,643
Substandard	2,965	0	981	3,496	112	10	0	7,564
Total commercial real estate - Other loans	$65,017	$50,127	$59,075	$68,666	$24,007	$25,765	$1,351	$294,008

Commercial real estate - Other: Current period gross write-offs	$0	$0	$0	$2,454	$0	$0	$0	$2,454

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Commercial - Commercial and industrial:
Risk Rating
Pass	$65,564	$63,502	$52,078	$38,843	$11,342	$19,002	$80,655	$330,986
Special mention	0	0	0	2,158	253	0	2,050	4,461
Substandard	8	210	21	2,612	719	1,163	1,557	6,290
Total commercial - Commercial and industrial loans	$65,572	$63,712	$52,099	$43,613	$12,314	$20,165	$84,262	$341,737

Commercial - Commercial and industrial: Current period gross write-offs	$345	$122	$230	$311	$127	$116	$28	$1,279

Commercial - Agricultural:
Risk Rating
Pass	$11,929	$6,738	$8,151	$8,058	$2,502	$1,028	$16,523	$54,929
Special mention	0	0	0	0	0	0	0	0
Substandard	0	32	0	20	18	90	0	160
Total commercial - Agricultural loans	$11,929	$6,770	$8,151	$8,078	$2,520	$1,118	$16,523	$55,089

Commercial - Agricultural: Current period gross write-offs	$0	$114	$16	$38	$26	$18	$0	$212

Residential real estate - 1-4 family residential:
Payment Performance
Performing	$90,911	$88,021	$58,641	$142,333	$140,411	$323,056	$4,112	$847,485
Nonperforming	0	0	396	574	238	2,487	0	3,695
Total residential real estate - 1-4 family residential loans	$90,911	$88,021	$59,037	$142,907	$140,649	$325,543	$4,112	$851,180

Residential real estate - 1-4 family residential: Current period gross write-offs	$0	$0	$0	$0	$150	$67	$0	$217

Residential real estate - Home equity lines of credit:
Payment Performance
Performing	$0	$24	$135	$296	$211	$4,963	$175,044	$180,673
Nonperforming	0	0	7	438	0	668	0	1,113
Total residential real estate - Home equity lines of credit loans	$0	$24	$142	$734	$211	$5,631	$175,044	$181,786

Residential real estate - Home equity lines of credit: Current period gross write-offs	$0	$0	$10	$28	$0	$13	$0	$51

	Term Loans Amortized Cost Basis by Origination Year (Continued)
(In Thousands of Dollars)							Revolving
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total
Consumer - Indirect:
Payment Performance
Performing	$78,564	$55,727	$38,329	$30,359	$15,556	$21,052	$0	$239,587
Nonperforming	2	125	101	102	86	107	0	523
Total consumer - Indirect loans	$78,566	$55,852	$38,430	$30,461	$15,642	$21,159	$0	$240,110

Consumer - Indirect: Current period gross write-offs	$22	$191	$93	$40	$93	$489	$0	$928

Consumer - Direct:
Payment Performance
Performing	$4,010	$1,580	$1,280	$871	$647	$8,142	$0	$16,530
Nonperforming	0	0	0	4	0	17	0	21
Total consumer - Direct loans	$4,010	$1,580	$1,280	$875	$647	$8,159	$0	$16,551

Consumer - Direct: Current period gross write-offs	$0	$6	$16	$9	$0	$28	$0	$59

Consumer - Other:
Payment Performance
Performing	$0	$0	$0	$4	$64	$418	$9,491	$9,977
Nonperforming	0	0	0	97	0	0	0	97
Total consumer - Other loans	$0	$0	$0	$101	$64	$418	$9,491	$10,074

Consumer - Other: Current period gross write-offs	$0	$1	$5	$0	$1	$189	$0	$196

For the periods ending  September 30, 2026 and  December 31, 2025, there were no loans that were held for sale and in nonaccrual status. In the 1-4 family residential real estate portfolio at  September 30, 2026, other real estate owned and foreclosure properties were $72,000 and $1.2 million, respectively.  In the 1-4 family residential real estate portfolio at  December 31, 2025, other real estate owned and foreclosure properties were $52,000 and $506,000, respectively.

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

In addition, ASU Topic 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company must first establish a loss expectation for extended (funded) commitments. This loss expectation, expressed as a ratio to the amortized cost basis, is then applied to the portion of unfunded commitments not considered unilaterally cancelable, and considered by the company’s management as likely to fund over the life of the instrument. At  September 30, 2026, the Company had $1.09 billion in unfunded commitments and set aside $2.27 million in anticipated credit losses. At  December 31, 2025, the Company had $710 million in unfunded commitments and set aside $1.34 million in anticipated credit losses. The $305 million increase in unfunded commitments and $561,000 increase in the reserve for anticipated credit losses is attributed to the Middlefield Merger. The remaining $77 million increase in unfunded commitments and $372,000 increase in the reserve for anticipated credit loss is attributed to growth experienced in Commercial Real Estate Construction, Residential Construction and Commercial and Industrial. This reserve is recorded in other liabilities as opposed to the ACL.

The determination of the ACL is complex and the Company makes decisions on the effects of factors that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgments as to the facts and circumstances related to particular situations or credits. The ACL was $53.5 million at  September 30, 2026 and $36.8 million at  December 31, 2025. The increase of $16.7 million was primarily due to the Day 1 reserve related to the Middlefield Merger and increased CECL factors associated with historical loss ratios partially offset by the release of reserves attributed to the reduction of the organic loan portfolio, charge offs related to the settlement or sale of the debt or collateral of three commercial real estate non-owner occupied relationships, and improvement in the Company's qualitative factors related to growth and staffing.

Purchased Loans

As a result of the Middlefield Merger, the Company acquired $1.49 billion in loans.

March 31, 2026
Par value of acquired loans at acquisition	$1,531,402
Net purchase discount	(21,229)
Allowance for credit losses of PCD loans	(4,063)
Allowance for credit losses of PSLs	(15,267)
Purchase price of loans at acquisition	$1,490,843

Under ASU Topic 326, when loans are obtained through a business combination accounted for using the acquisition method in accordance with ASC 805 and are not purchase credit deteriorated (“PCD”), they are accounted for as purchased seasoned loans (“PSL”). PCD loans have evidence of more than insignificant deterioration of credit. PCD loans and PSLs acquired in a transaction are marked to fair value and a mark on yield is recorded. In addition, an adjustment is made to the ACL for the expected loss on the acquisition date. PCD loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. During 2026, the Company acquired PCD loans with a fair value of $45.2 million, credit discount of $4.1 million and noncredit discount of $5.3 million. The outstanding balance at  September 30, 2026 and related allowance on PCD loans is as follows:

	September 30, 2026		December 31, 2025
(In Thousands of Dollars)	Loan Balance	ACL Balance	Loan Balance	ACL Balance
Commercial real estate
Owner Occupied	$8,937	$526	$258	$9
Non-owner Occupied	20,566	976	25,690	1,428
Farmland	0	0	0	0
Other	3,279	110	0	0
Commercial
Commercial and industrial	13,697	421	509	25
Agricultural	88	5	88	6
Residential real estate
1-4 family residential	1,829	7	894	4
Home equity lines of credit	428	3	0	0
Total	$48,824	$2,048	$27,439	$1,472

Revenue from Contracts with Customers:

All material revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. ASC 606 rules govern the disclosure of revenue tied to contracts. The following table presents the Company’s noninterest income by revenue stream and reportable segment, net of eliminations, for the three and nine months ended September 30, 2026 and 2025.

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended September 30, 2026
Service charges on deposit accounts	$0	$2,313	$2,313
Debit card and EFT fees	0	2,584	2,584
Trust fees	3,178	0	3,178
Insurance agency commissions	0	1,432	1,432
Retirement plan consulting fees	899	0	899
Investment commissions	0	1,085	1,085
Other (outside the scope of ASC 606)	0	(3,564)	(3,564)
Total noninterest income	$4,077	$3,850	$7,927

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Nine Months Ended September 30, 2026
Service charges on deposit accounts	$0	$6,713	$6,713
Debit card and EFT fees	0	7,168	7,168
Trust fees	9,297	0	9,297
Insurance agency commissions	0	4,600	4,600
Retirement plan consulting fees	2,739	0	2,739
Investment commissions	0	3,000	3,000
Other (outside the scope of ASC 606)	0	2,510	2,510
Total noninterest income	$12,036	$23,991	$36,027

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Three Months Ended September 30, 2025
Service charges on deposit accounts	$0	$1,874	$1,874
Debit card and EFT fees	0	2,068	2,068
Trust fees	2,745	0	2,745
Insurance agency commissions	0	1,395	1,395
Retirement plan consulting fees	1,060	0	1,060
Investment commissions	0	658	658
Other (outside the scope of ASC 606)	0	1,630	1,630
Total noninterest income	$3,805	$7,625	$11,430

	Trust	Bank
(In Thousands of Dollars)	Segment	Segment	Totals
For Nine Months Ended September 30, 2025
Service charges on deposit accounts	$0	$5,381	$5,381
Debit card and EFT fees	0	5,951	5,951
Trust fees	7,982	0	7,982
Insurance agency commissions	0	4,964	4,964
Retirement plan consulting fees	2,641	0	2,641
Investment commissions	0	1,908	1,908
Other (outside the scope of ASC 606)	0	5,205	5,205
Total noninterest income	$10,623	$23,409	$34,032

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

At  September 30, 2026, the Company determined that no securities had a fair value less than amortized cost that was as a result of credit deterioration as outlined in ASU 2016-13.

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

The Company also periodically enters into fair value hedges to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the Company’s state and political subdivision municipal bond portfolio. The Company uses an independent third party to perform a market valuation analysis for this derivative (Level 2).

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2026 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$3,925	$0	$3,925	$0
State and political subdivisions	572,295	0	572,295	0
Corporate bonds	25,403	0	24,917	486
Mortgage-backed securities-residential	565,445	0	565,445	0
Collateralized mortgage obligations	234,852	0	234,852	0
Small Business Administration	1,611	0	1,611	0
Total investment securities	$1,403,531	$0	$1,403,045	$486

Equity securities	488	488	0	0
Loans held for sale	3,144	0	3,144	0
Interest rate swaps	4,786	0	4,786	0
Forward sales contract	209	0	209	0
Financial Liabilities
Interest rate swaps	4,786	0	4,786	0
Interest rate lock commitments	33	0	33	0

		Fair Value Measurements at December 31, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available-for sale
U.S. Treasury and U.S. government sponsored entities	$95,295	$0	$95,295	$0
State and political subdivisions	503,697	0	503,697	0
Corporate bonds	13,045	0	11,827	1,218
Mortgage-backed securities-residential	547,134	0	547,134	0
Collateralized mortgage obligations	182,216	0	182,216	0
Small Business Administration	2,070	0	2,070	0
Total investment securities	1,343,457	0	1,342,239	1,218

Equity securities	370	370	0	0
Loans held for sale	1,516	0	1,516	0
Interest rate swaps	911	0	911	0
Interest rate lock commitments	71	0	71	0
Financial Liabilities
Interest rate swaps	911	0	911	0
Forward sales contract	15	0	15	0
Fair value hedge derivative	529	0	529	0

There were no significant transfers between Level 1 and Level 2 during the periods presented above.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months ended		Nine Months Ended
	September 30,		September 30,
(In Thousands of Dollars)	2026	2025	2026	2025
Beginning Balance	$488	$1,419	$1,218	$1,409
Transfers between levels	0	0	0	0
Acquired and/or purchased	0	0	0	0
Discount accretion (premium amortization)	2	15	10	44
Repayments, calls and maturities	0	(430)	(750)	(430)
Changes in unrealized gains (losses)	(4)	(46)	8	(65)
Ending Balance	$486	$958	$486	$958

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2026 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Collateral dependent loans
Commercial real estate
Owner occupied	$1,865	$0	$0	$1,865
Non-owner occupied	7,838	0	0	7,838
Farmland	1,364	0	0	1,364
Other	3,468	0	0	3,468
Commercial
Commercial and industrial	2,512	0	0	2,512
Agricultural	7	0	0	7
Residential real estate
1–4 family residential	54	0	0	54
Home equity lines of credit	208	0	0	208
Consumer
Other	30			30
Mortgage servicing rights	1,401	0	1,401	0

		Fair Value Measurements at December 31, 2025 Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(In Thousands of Dollars)	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Collateral dependent loans
Commercial real estate
Non-owner occupied	$7,626	$0	$0	$7,626
Farmland	1,558	0	0	1,558
Commercial and industrial
Commercial and industrial	2,137	0	0	2,137
Residential real estate
1–4 family residential	295	0	0	295
Home equity lines of credit	302	0	0	302
Mortgage servicing rights	988	0	988	0

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods ended  September 30, 2026 and  December 31, 2025:

				Range
		Valuation	Unobservable	(Weighted
September 30, 2026	Fair value	Technique(s)	Input(s)	Average)
Collateral dependent loans
Commercial real estate	$14,536	Income Approach	Adjustment for difference between cap rates of comparable sales	(45.90%) - 38.89% 3.80%
Commercial	2,519	Quoted price for collateral	Offer Price	8.54%
Residential	262	Sales comparison	Adjustment for differences between comparable sales	(11.40%) - 10.10% (2.40%)
Consumer other	30	Sales comparison	Adjustment for differences between comparable sales	(7.78%) - 11.29% (3.03%)

				Range
		Valuation	Unobservable	(Weighted
December 31, 2025	Fair value	Technique(s)	Input(s)	Average)
Collateral dependent loans
Commercial real estate	$9,184	Income approach	Adjustment for difference between cap rates of comparable sales	(57.94%) - 41.77% 15.31%
Commercial	2,137	Quoted price for collateral	Offer Price	9.14%
Residential	597	Sales comparison	Adjustment for differences between comparable sales	(11.58%) - 14.18% (6.26%)

The carrying amounts and estimated fair values of financial instruments not previously disclosed at  September 30, 2026 and  December 31, 2025 are as follows:

		Fair Value Measurements at September 30, 2026 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$111,919	$31,067	$80,852	$0	$111,919
Restricted stock	46,744	n/a	n/a	n/a	n/a
Loans, net	4,801,287	0	0	4,633,242	4,633,242
Financial liabilities
Deposits	5,808,770	4,971,280	840,829	0	5,812,109
Short-term borrowings	427,000	0	427,000	0	427,000
Long-term borrowings	94,646	0	93,733	0	93,733

		Fair Value Measurements at December 31, 2025 Using:
	Carrying
(In Thousands of Dollars)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$92,357	$20,486	$71,871	$0	$92,357
Restricted stock	29,531	n/a	n/a	n/a	n/a
Loans, net	3,267,902	0	0	3,190,808	3,190,808
Financial liabilities
Deposits	4,342,778	3,576,017	768,246	0	4,344,263
Short-term borrowings	281,000	0	281,000	0	281,000
Long-term borrowings	86,733	0	80,998	0	80,998

Goodwill and Intangible Assets:

Goodwill associated with the Merger during the first quarter of 2026 and the Company’s past acquisitions totaled $270.5 million and $167.5 million at  September 30, 2026 and  December 31, 2025, respectively. The Company recorded $103.1 million in goodwill in the first nine months as a result of the Merger.  Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through an impairment test. Management performs goodwill impairment testing on an annual basis as of September 30, or whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying value. As of  September 30, 2026, no events or changes in circumstances indicated that the fair value of the reporting unit was below its carrying value. The Company will continue to monitor its goodwill for possible impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows:

	September 30, 2026		December 31, 2025
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In Thousands of Dollars)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer relationship intangibles	$7,975	$(7,347)	$7,975	$(7,253)
Non-compete contracts	457	(438)	457	(435)
Trade name	1,131	(508)	1,131	(494)
Core deposit intangible	53,049	(18,808)	32,115	(15,645)
Total	$62,612	$(27,101)	$41,678	$(23,827)

Aggregate amortization expense was $1.2 million and $3.3 million for the three and nine months ended September 30, 2026, respectively. Aggregate amortization expense was $718,000 and $2.2 million for the three and nine months ended September 30, 2025, respectively.

Estimated amortization expense for each of the next five periods and thereafter:

2026 (3 months)	$1,224
2027	4,782
2028	4,772
2029	4,764
2030	4,481
Thereafter	15,488
Total	$35,511

Leases:

The Company has operating leases for branch office locations, vehicles, land and certain office equipment such as printers and copiers. The leases have remaining lease terms of up to 15.8 years, some of which have options to extend the lease for up to 15 years. The right of use assets and lease liabilities were $11.1 million and $11.4 million as of  September 30, 2026, respectively, and $7.9 million and $8.2 million at  December 31, 2025, respectively. The right of use assets are included in other assets while the lease liabilities are included in other liabilities on the balance sheet.

Lease expense for the three and nine months ended September 30, 2026 was $594,000 and $1.5 million, respectively. Lease expense for the three and nine months ended September 30, 2025 was $392,000 and $1.0 million, respectively. The weighted-average remaining lease term for all leases was 8.70 years as of  September 30, 2026. The weighted-average discount rate was 3.91% for all leases as of  September 30, 2026.

On March 2, 2026, the Company performed a valuation of Middlefield's leases to determine an initial right of use asset and lease liability in connection with the Merger. The Company recorded an initial right of use asset and lease liability of $3.5 million for these leases.

Maturities of lease liabilities are as follows as of  September 30, 2026:

2026 (3 months)	$502
2027	1,953
2028	1,852
2029	1,616
2030	1,424
Thereafter	6,301
Total Payments	13,648
Less: lease liability expense	(2,239)
Total	$11,409

Derivative Financial Instruments:

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers. Under this program, the Company provides a variable rate loan while creating a fixed rate loan for the customer by the customer entering into an interest rate swap with terms that match the loan. The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution. The Company had interest rate swaps associated with commercial loans with a notional value of $105.0 million and fair value of $4.8 million in other assets and $4.8 million in other liabilities at  September 30, 2026. At  December 31, 2025, the Company had interest rate swaps associated with commercial loans with a notional value of $88.7 million and fair value of $911,000 in other assets and $911,000 in other liabilities. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820.

There were no net gains or losses for interest rate swaps for the three and nine month periods ended  September 30, 2026 and 2025.

Interest Rate Swap Designated as a Fair Value Hedge

At  December 31, 2025, the Company had one outstanding interest rate swap with a notional amount of $100.0 million, which subsequently matured in August 2026. This swap was designated as a fair value hedge to mitigate the risk of further interest rate increases and the subsequent impact on the valuation of the Company’s state and political subdivision municipal bond portfolio. At  December 31, 2025, the gross aggregate fair value of the swap was $(529,000) and was recorded as a $(451,000) mark to market adjustment in other liabilities, and $(78,000) was recorded to other liabilities for the accrued interest payable in the Consolidated Balance Sheet.  A summary of the interest rate swap designated as a fair value hedge at December 31, 2025 is presented below:

(In Thousands of Dollars)	December 31, 2025
Notional amount fair value hedge	$100,000
Fixed pay rates	4.35%
Variable SOFR receive rates	3.87%
Remaining maturity (in years)	0.6
Fair value	$(529)

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

The net gains (losses) relating to non-designated derivative instruments used for risk management are included in Net Gains on Sale of Loans on the Consolidated Statements of Income and are summarized below for the quarters ended  September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Forward sales contracts	$229	$69	$224	$(16)
Interest rate lock commitments	(113)	79	(104)	146

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026		December 31, 2025
	Notional	Fair	Notional	Fair
(In Thousands of Dollars)	Amount	Value	Amount	Value
Included in other assets:
Interest rate lock commitments	$0	$0	$6,337	$71
Forward sales contracts	7,000	209	0	0

Included in other liabilities:
Interest rate lock commitments	$7,626	$(33)	$0	$0
Forward sales contracts	0	0	5,000	(15)

Earnings Per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic EPS
Net income (In thousands of dollars)	$14,535	$12,461	$53,834	$39,949
Weighted average shares outstanding	59,017,546	37,467,634	54,277,623	37,430,415
Basic earnings per share	$0.25	$0.33	$0.99	$1.07

Diluted EPS
Net income (In thousands of dollars)	$14,535	$12,461	$53,834	$39,949
Weighted average shares outstanding for basic earnings per share	59,017,546	37,467,634	54,277,623	37,430,415
Dilutive effect of restricted stock awards	283,597	209,490	208,933	195,684
Weighted average shares for diluted earnings per share	59,301,143	37,677,124	54,486,556	37,626,099
Diluted earnings per share	$0.25	$0.33	$0.99	$1.06

There were 0 and 180,000 restricted stock awards that were considered anti-dilutive for the three and nine months ended September 30, 2026, respectively. There were 0 and 125,698 restricted stock awards that were considered anti-dilutive for the three and nine months ended September 30, 2025, respectively.

Stock Based Compensation:

In April of 2026, the Company, with the approval of shareholders, created the 2026 Equity Incentive Plan (the “2026 Plan”). The 2026 Plan permits the award of up to one million shares to the Company’s directors and employees to attract and retain exceptional personnel, motivate performance and, most importantly, to help align the interests of the Company’s executives with those of the Company’s shareholders. The 2026 Plan replaced the 2022 Plan and the 2022 Plan has been sunset.  There were 38,272 service time based share awards granted under the 2026 Plan and 88,622 service time based share awards and 150,468 performance based share awards granted under the 2022 Plan during the nine month period ended September 30, 2026, as shown in the table below. The actual number of performance based shares issued will depend on the relative performance of the Company’s average return on tangible equity compared to a group of peer companies over a three year vesting period, ending December 31, 2028. As of  September 30, 2026, 961,728 shares were still available to be awarded from the 2026 Plan.

The restricted stock awards were granted with a fair value price equal to the market price of the Company’s common stock at the date of the grant. Expense recognized was $812,000 and $2.2 million for the three and nine months ended September 30, 2026, respectively. The expense recognized was $645,000 and $1.9 million for the three and nine months ended September 30, 2025, respectively. As of  September 30, 2026, there was $3.9 million of total unrecognized compensation expense related to the nonvested shares granted under the 2026 and 2022 Plans. The remaining cost is expected to be recognized over 2.4 years.

The following is the activity under the Plans during the nine month period ended September 30, 2026.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	176,915	$13.77	269,657	$14.13
Granted	126,894	13.60	150,468	13.04
Vested	(68,578)	13.91	(85,527)	13.83
Forfeited	(8,780)	14.43	(10,491)	15.61
Ending balance - non-vested shares	226,451	$13.83	324,107	$13.64

The following is the activity under the Plans during the nine month period ended September 30, 2025.

	Maximum	Weighted	Maximum	Weighted
	Awarded	Average	Awarded	Average
	Service	Grant Date	Performance	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning balance - non-vested shares	231,430	$14.35	222,920	$14.57
Granted	82,080	13.76	102,336	14.38
Vested	(132,833)	14.00	(47,514)	14.06
Forfeited	(1,762)	12.44	(8,085)	12.44
Ending balance - non-vested shares	178,915	$13.59	269,657	$14.13

The 154,105 shares that vested during the nine month period ended September 30, 2026 had a weighted average fair value of $13.87 per share.

Other Comprehensive Income (Loss):

The following tables represent the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine month periods ended September 30, 2026 and 2025.

		Reclassification
	Net unrealized	adjustment for
	holding (losses)	(gains) losses
	gains on available	realized in income	Change in funded status
(In Thousands of Dollars)	for sale securities	on fair value hedge	of post-retirement plan	Total
Balance December 31, 2025	$(143,597)	$(476)	$(2)	$(144,075)
Other comprehensive (loss) before reclassification	(6,270)	0	0	(6,270)
Amounts reclassified from accumulated other comprehensive income	0	190	0	190
Net current period other comprehensive (loss) income	(6,270)	190	0	(6,080)
Balance March 31, 2026	$(149,867)	$(286)	$(2)	$(150,155)
Other comprehensive income before reclassification	3,264	0	0	3,264
Amounts reclassified from accumulated other comprehensive income	0	202	0	202
Net current period other comprehensive income	3,264	202	0	3,466
Balance June 30, 2026	$(146,603)	$(84)	$(2)	$(146,689)
Other comprehensive (loss) before reclassification	(80,246)	0	0	(80,246)
Amounts reclassified from accumulated other comprehensive income	8,130	85	0	8,215
Net current period other comprehensive (loss) income	(72,116)	85	0	(72,031)
Balance September 30, 2026	$(218,719)	$1	$(2)	$(218,720)

Balance December 31, 2024	$(192,860)	$(403)	$(2)	$(193,265)
Other comprehensive income (loss) before reclassification	15,096	0	0	15,096
Amounts reclassified from accumulated other comprehensive income (loss)	1,054	(186)	0	868
Net current period other comprehensive income (loss)	16,150	(186)	0	15,964
Balance March 31, 2025	$(176,710)	$(589)	$(2)	$(177,301)
Other comprehensive income (loss) before reclassification	517	0	0	517
Amounts reclassified from accumulated other comprehensive income (loss)	0	46	0	46
Net current period other comprehensive income (loss)	517	46	0	563
Balance June 30, 2025	$(176,193)	$(543)	$(2)	$(176,738)
Other comprehensive income (loss) before reclassification	20,882	0	0	20,882
Amounts reclassified from accumulated other comprehensive income (loss)	758	13	0	771
Net current period other comprehensive income (loss)	21,640	13	0	21,653
Balance September 30, 2025	$(154,553)	$(530)	$(2)	$(155,085)

Security losses of $10.3 million were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026.  There were no other material amounts reclassified out of accumulated other comprehensive income (loss) for the three or nine months ended September 30, 2026.  Amounts reclassified out of each component of accumulated other comprehensive income (loss) were not material for the three and nine months ended September 30, 2025.

Regulatory Capital Matters:

Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action by regulators that, if undertaken, could have a direct material effect on the financial statements. Management believes that as of  September 30, 2026, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At  September 30, 2026 and  December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios, which do not include the capital conservation buffer, are presented below at  September 30, 2026 and  December 31, 2025:

					To be Well Capitalized
			Requirement For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Common equity tier 1 capital ratio
Consolidated	$637,423	11.88%	$241,419	4.5%	N/A	N/A
Bank	615,302	11.49%	240,927	4.5%	$348,006	6.5%
Total risk based capital ratio
Consolidated	791,230	14.75%	429,190	8.0%	N/A	N/A
Bank	671,108	12.53%	428,315	8.0%	535,394	10.0%
Tier 1 risk based capital ratio
Consolidated	663,423	12.37%	321,892	6.0%	N/A	N/A
Bank	615,302	11.49%	321,236	6.0%	428,315	8.0%
Tier 1 leverage ratio
Consolidated	663,423	9.40%	282,306	4.0%	N/A	N/A
Bank	615,302	8.79%	280,020	4.0%	350,025	5.0%

December 31, 2025
Common equity tier 1 capital ratio
Consolidated	$448,549	12.02%	$167,878	4.5%	N/A	N/A
Bank	491,553	13.20%	167,539	4.5%	$242,000	6.5%
Total risk based capital ratio
Consolidated	576,703	15.46%	298,450	8.0%	N/A	N/A
Bank	529,707	14.23%	297,846	8.0%	372,308	10.0%
Tier 1 risk based capital ratio
Consolidated	466,549	12.51%	223,838	6.0%	N/A	N/A
Bank	491,553	13.20%	223,385	6.0%	297,846	8.0%
Tier 1 leverage ratio
Consolidated	466,549	8.92%	209,204	4.0%	N/A	N/A
Bank	491,553	9.42%	208,672	4.0%	260,840	5.0%

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

Significant segment totals are reconciled to the financial statements as follows:

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
September 30, 2026
Total assets for reportable segments	$21,021	$7,095,660	$7,116,681
Eliminations and other			2,682
Total consolidated assets			$7,119,363

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
December 31, 2025
Total assets for reportable segments	$17,000	$5,230,175	$5,247,175
Eliminations and other			(1,305)
Total consolidated assets			$5,245,870

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended September 30, 2026
Interest income - loans including fees	$0	$73,958	$73,958
Interest income - investments	0	12,940	12,940
Trust fees	3,178	0	3,178
Retirement plan consulting fees	899	0	899
Total consolidated segment revenues	4,077	86,898	90,975
Reconciliation of revenue
Other revenues			5,474
Total consolidated revenues			96,449

Interest expense - deposits	0	25,463	25,463
Interest expense - borrowings	0	5,117	5,117
Credit for credit losses and unfunded loans	0	2,792	2,792
Payroll expenses	1,791	20,725	22,516
Total consolidated segment expenses	1,791	54,097	55,888

Segment profit	2,286	32,801	35,087
Reconciliation of expenses
Other expenses *			24,126
Total consolidated expenses			80,014

Total consolidated income before taxes			$16,435
Other segment disclosures
Occupancy and equipment	135	5,544	5,679
Intangible amortization	14	1,200	1,214

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Nine Months Ended September 30, 2026
Interest income - loans including fees	$0	$202,043	$202,043
Interest income - investments	0	35,000	35,000
Trust fees	9,297	0	9,297
Retirement plan consulting fees	2,739	0	2,739
Total consolidated segment revenues	12,036	237,043	249,079
Reconciliation of revenue
Other revenues			28,680
Total consolidated revenues			277,759

Interest expense - deposits	0	71,888	71,888
Interest expense - borrowings	0	13,302	13,302
Provision for credit losses and unfunded loans	0	4,196	4,196
Payroll expenses	5,128	57,162	62,290
Total consolidated segment expenses	5,128	146,548	151,676

Segment profit	6,908	90,495	97,403
Reconciliation of expenses
Other expenses *			62,543
Total consolidated expenses			214,219

Total consolidated income before taxes			$63,540
Other segment disclosures
Occupancy and equipment	402	16,276	16,678
Intangible amortization	40	3,234	3,274

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Three Months Ended September 30, 2025
Interest income - loans including fees	$0	$48,603	$48,603
Interest income - investments	0	9,809	9,809
Trust fees	2,745	0	2,745
Retirement plan consulting fees	1,060	0	1,060
Total consolidated segment revenues	3,805	58,412	62,217
Reconciliation of revenue
Other revenues			8,579
Total consolidated revenues			70,796

Interest expense - deposits	0	20,372	20,372
Interest expense - borrowings	0	2,687	2,687
Provision for credit losses and unfunded loans	0	1,419	1,419
Payroll expenses	1,525	14,443	15,968
Total consolidated segment expenses	1,525	38,921	40,446

Segment profit	2,280	19,491	21,771
Reconciliation of expenses
Other expenses *			15,711
Total consolidated expenses			56,157

Total consolidated income before taxes			$14,639
Other segment disclosures
Occupancy and equipment	143	4,217	4,360
Intangible amortization	23	695	718

	Trust	Bank	Consolidated
(In Thousands of Dollars)	Segment	Segment	Segment totals
For Nine Months Ended September 30, 2025
Interest income - loans including fees	$0	$142,361	$142,361
Interest income - investments	0	29,052	29,052
Trust fees	7,982	0	7,982
Retirement plan consulting fees	2,641	0	2,641
Total consolidated segment revenues	10,623	171,413	182,036
Reconciliation of revenue
Other revenues			26,370
Total consolidated revenues			208,406

Interest expense - deposits	0	60,329	60,329
Interest expense - borrowings	0	8,620	8,620
Provision for credit losses and unfunded loans	0	4,763	4,763
Payroll expenses	4,440	42,382	46,822
Total consolidated segment expenses	4,440	116,094	120,534

Segment profit	6,183	55,319	61,502
Reconciliation of expenses
Other expenses *			40,559
Total consolidated expenses			161,093

Total consolidated income before taxes			$47,313
Other segment disclosures
Occupancy and equipment	426	12,165	12,591
Intangible amortization	69	2,119	2,188

* The Bank segment includes Farmers National Insurance and Farmers of Canfield Investment Co.

Short-term borrowings:

The Bank had short-term advances from the Federal Home Loan Bank ("FHLB") of $427.0 million at  September 30, 2026, and $281.0 million at  December 31, 2025. The interest rate on these borrowings was 4.00% at the period ended  September 30, 2026, and 3.76% at the period ended  December 31, 2025. These short-term borrowings were borrowed using the FHLB's short term repurchase advance program, as these products allow the most flexibility to meet the Bank's varying liquidity needs. These FHLB advances were secured by pledged assets which are described in the following Long-Term Borrowings footnote.

The Bank has access to a line of credit for $25.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at  September 30, 2026 or  December 31, 2025.

The Company has access to a line of credit for $10.0 million at a major domestic bank that is below prime rate. The line and terms are periodically reviewed by the lending bank and is generally subject to withdrawal at their discretion. There were no outstanding borrowings under this line at  September 30, 2026 or  December 31, 2025.

Long-term borrowings:

There were no long-term advances from the FHLB at  September 30, 2026 or  December 31, 2025.

Long-term and short-term FHLB advances are secured by a blanket pledge of residential mortgage, commercial real estate, and multi-family loans totaling $2.4 billion for the period ending  September 30, 2026 and $1.8 billion for the period ended  December 31, 2025. Based on this collateral, the Bank is eligible to borrow an additional $465.3 million at  September 30, 2026.

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

On March 2, 2026, the Company completed its acquisition of Middlefield, which included the assumption of Floating Rate Junior Subordinated Debt Securities due January 30, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $7.2 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Middlefield. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.67% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at  September 30, 2026 was 5.77%.

On November 1, 2021, the Company completed its acquisition of Cortland, which included the assumption of Floating Rate Junior Subordinated Debt Securities due September 15, 2037 (the “junior subordinated debt securities”) at an acquisition-date fair value of $4.3 million, held in a wholly-owned statutory trust whose common securities were wholly-owned by Cortland. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.45% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at  September 30, 2026 was 5.61% and at  December 31, 2025 the rate was 5.43%.

On January 7, 2020, the Company completed its acquisition of Maple Leaf, which included the assumption of Floating Rate Junior Subordinated Debt Securities due December 15, 2036 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust whose common securities were wholly-owned by Maple Leaf. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.80% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at  September 30, 2026 was 5.96% and at  December 31, 2025 the rate was 5.78%.

In 2015, the Company completed its acquisition of National Bancshares Corporation, which included the assumption of Floating Rate Junior Subordinated Debt Securities due June 15, 2035 (the “junior subordinated debt securities”) held in a wholly-owned statutory trust, TSEO Statutory Trust I. The sole assets of the statutory trust are the junior subordinated debt securities and related payments. The junior subordinated debt securities and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee of the obligations of the statutory trust under the capital securities held by third-party investors. The securities bear interest at a rate of 1.70% over the 3-month term SOFR rate that includes an additional spread adjustment of 26 basis points. The rate at  September 30, 2026 was 5.86% and at  December 31, 2025 the rate was 5.68%.

In all of the above instances, the Company may redeem the junior subordinated debentures at any quarter-end, in whole, or in part, at par. This type of subordinated debenture qualifies as Tier 1 capital for regulatory purposes in determining and evaluating the Company’s capital adequacy.

A summary of all junior subordinated debentures issued by the Company to affiliates and subordinated debentures follows. For the junior subordinated debentures, these amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts along with any unamortized fair value marks. For the subordinated debentures, these amounts represent the par value less the remaining deferred offering expense associated with the issuance of the debentures. Balances were as follows at  September 30, 2026 and  December 31, 2025:

(In Thousands of Dollars)	September 30, 2026	December 31, 2025
TSEO Statutory Trust I	$2,655	$2,619
Maple Leaf Financial Statutory Trust II	8,354	8,187
Cortland Statutory Trust I	4,534	4,492
Middlefield Statutory Trust I	7,270	0
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$22,813	$15,298
Subordinated Debentures	$71,833	$71,435
Total long-term borrowings	$94,646	$86,733

Tax Credit Investments:

The Company invests in qualified affordable housing projects, as well as solar investment tax credits.

At  September 30, 2026 and  December 31, 2025, the balance of the investment for qualified affordable housing projects was $33.7 million and $26.5 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $16.8 million and $13.2 million at  September 30, 2026 and  December 31, 2025. The Company expects to complete the fulfillment of these commitments during the year ending 2041.

In the third quarters ended  September 30, 2026 and September 30, 2025, the Company recognized amortization expense of $810,000 and $539,000, respectively, from its investment in qualified affordable housing projects. In the nine month period ended September 30, 2026 and 2025, the Company recognized amortization expense of $2.0 million and $1.5 million, respectively, from its investment in qualified affordable housing projects. This amortization expense was included within income tax expense on the consolidated statements of income.

Additionally, during the third quarters ended  September 30, 2026 and September 30, 2025, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $976,000 and $666,000, respectively. In the nine months ended September 30, 2026 and 2025, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $2.4 million and $1.8 million, respectively. The qualified affordable housing investment credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the nine month period ended September 30, 2026 and 2025, the Company did not incur impairment losses related to its investment in affordable housing tax credits.

The Company began investing in solar investment tax credits in the first quarter of 2025. At  September 30, 2026, and  December 31, 2025, the balance of the investment was $12.3 million and $3.3 million, respectively. The total unfunded commitments related to the investments in solar investment tax credits totaled $13.3 million at  September 30, 2026 and $1.7 million at  December 31, 2025.

In the third quarter ended  September 30, 2026 and 2025, the Company recognized amortization expense of $5.0 million and $2.4 million from its investment in solar investment tax credits, respectively. In the nine months ended September 30, 2026 and 2025, the Company recognized amortization expense of $6.1 million and $4.8 million from its investment in solar investment tax credits, respectively. This amortization expense was included within income tax expense on the consolidated statements of income.

Additionally, during the third quarter ended  September 30, 2026 and 2025, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $5.5 million and $2.6 million, respectively. In the nine months ended September 30, 2026 and 2025, the Company recognized tax credits and other benefits from its investment in solar investment tax credits of $7.0 million and $2.6 million. The solar investment tax credits are included in the net changes in other assets and liabilities in the cash flows from operating activities in the consolidated statements of cash flows. During the nine months ended September 30, 2026 and 2025, the Company did not incur impairment losses related to its investment in solar investment tax credits.

Subsequent Event:

On October 5, 2026, the Company provided notice to the trustee to redeem all $72.0 million of its Fixed-to-Floating Subordinated Notes ("2031 Notes") with a maturity date of December 15, 2031 on the first scheduled call date of December 15, 2026.  The redemption price for the 2031 Notes will equal 100% of the aggregated principal, plus accrued and unpaid interest in accordance with the terms of the note.   The fixed rate portion of the note is coming to an end on December 15, 2026 and the interest rate on the notes was due to reset from 3.125% to approximately 6.20% in accordance with the terms of the floating rate period. The Company feels that it has ample capital and liquidity to pay off the notes and that its future financial performance will benefit from the early redemption.

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

Results of Operations. The following is a comparison of selected financial ratios and other results at or for the three and nine month periods ended September 30, 2026 and 2025:

	At or for the Three Months Ended		At or for the Nine Months Ended
	September 30,		September 30,
(In Thousands, except Per Share Data)	2026	2025	2026	2025
Total assets	$7,119,363	$5,235,575	$7,119,363	$5,235,575
Net income	$14,535	$12,461	$53,834	$39,949
Diluted earnings per share	$0.25	$0.33	$0.99	$1.06
Return on average assets (annualized)	0.81%	0.96%	1.07%	1.04%
Return on average equity (annualized)	7.45%	11.26%	10.13%	12.46%
Net loans to assets	67.44%	63.00%	67.44%	63.00%
Loans to deposits	83.58%	75.85%	83.58%	75.85%

Net Income. The Company reported net income of $14.5 million, or $0.25 per diluted share, for the quarter ended September 30, 2026 compared to $12.5 million, or $0.33 per diluted share, for the quarter ended September 30, 2025. Net income for the third quarter of 2026 included a charge of $6.1 million related to the Merger with Middlefield and the conversion of our core system to Jack Henry. The new core platform contract will save the Company approximately $2.0 million per year, or $0.04 in diluted earnings per share.  In addition, the Company recognized a $10.3 million loss on the sale of securities and $600,000 in severance costs during the third quarter of 2026.

The Company reported net income of $53.8 million, or $0.99 per diluted share, for the nine months ended September 30, 2026, compared to $39.9 million, or $1.06 per diluted share, for the nine months ended September 30, 2025. The year-to-date results were impacted by $11.8 million in costs related to the Merger with Middlefield and the core system conversion.  In addition, the Company recognized a $10.3 million loss on the sale of securities and $600,000 in severance costs in the nine months ended September 30, 2026.

Net Interest Income. The following schedule details the various components of net interest income for the periods indicated. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized cost.

Average Balance Sheets and Related Yields and Rates

(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$4,799,788	$74,083	6.17%	$3,311,535	$48,713	5.88%
Taxable securities	1,192,889	9,302	3.12%	1,134,806	7,466	2.63%
Tax-exempt securities (2)	485,881	4,468	3.68%	363,171	2,895	3.19%
Other investments	63,147	742	4.70%	40,940	459	4.48%
Federal funds sold and other	112,953	861	3.05%	71,823	466	2.60%
TOTAL EARNING ASSETS	6,654,658	89,456	5.38%	4,922,275	59,999	4.88%
Nonearning assets	502,848			256,723
TOTAL ASSETS	$7,157,506			$5,178,998

INTEREST-BEARING LIABILITIES
Time deposits	$844,165	$6,834	3.24%	$782,861	$6,825	3.49%
Brokered time deposits	0	0	0.00%	48,094	527	4.38%
Savings deposits	1,966,024	10,060	2.05%	1,177,080	4,566	1.55%
Demand deposits - interest bearing	1,588,407	8,569	2.16%	1,431,878	8,454	2.36%
Total interest-bearing deposits	4,398,596	25,463	2.32%	3,439,913	20,372	2.37%

Short term borrowings	401,000	3,901	3.89%	150,022	1,681	4.48%
Long term borrowings	94,513	1,216	5.15%	86,506	1,006	4.65%
Total borrowed funds	495,513	5,117	4.13%	236,528	2,687	4.54%

TOTAL INTEREST-BEARING LIABILITIES	4,894,109	30,580	2.50%	3,676,441	23,059	2.51%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits - noninterest bearing	1,408,961			1,007,534
Other liabilities	73,804			52,467
Stockholders' equity	780,632			442,556
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,157,506			$5,178,998
Net interest income and interest rate spread		$58,876	2.88%		$36,940	2.37%
Net interest margin			3.54%			3.00%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2026 and 2025 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	AVERAGE			AVERAGE
	BALANCE	INTEREST	RATE (1)	BALANCE	INTEREST	RATE (1)
EARNING ASSETS
Loans (2)	$4,466,028	$202,384	6.04%	$3,282,794	$142,683	5.80%
Taxable securities	1,183,247	24,942	2.81%	1,137,393	21,946	2.57%
Tax-exempt securities (2)	459,131	12,358	3.59%	368,209	8,785	3.18%
Other investments	57,038	2,195	5.13%	41,760	1,462	4.67%
Federal funds sold and other	114,457	2,428	2.83%	70,407	1,405	2.66%
TOTAL EARNING ASSETS	6,279,901	244,307	5.19%	4,900,563	176,281	4.80%
Nonearning assets	437,959			243,133
TOTAL ASSETS	$6,717,860			$5,143,696

INTEREST-BEARING LIABILITIES
Time deposits	$852,342	$20,675	3.23%	$751,144	$20,041	3.56%
Brokered time deposits	0	0	0.00%	95,634	3,112	4.34%
Savings deposits	1,805,618	26,286	1.94%	1,146,098	12,861	1.50%
Demand deposits - interest bearing	1,573,823	24,927	2.11%	1,421,764	24,315	2.28%
Total interest-bearing deposits	4,231,783	71,888	2.27%	3,414,640	60,329	2.36%

Short term borrowings	345,770	9,910	3.82%	168,480	5,634	4.46%
Long term borrowings	92,677	3,392	4.88%	86,358	2,986	4.61%
Total borrowed funds	438,447	13,302	4.05%	254,838	8,620	4.51%

TOTAL INTEREST-BEARING LIABILITIES	4,670,230	85,190	2.43%	3,669,478	68,949	2.51%

NONINTEREST-BEARING LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits	1,288,072			992,824
Other liabilities	51,050			54,014
Stockholders' equity	708,508			427,380
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,717,860			$5,143,696
Net interest income and interest rate spread		$159,117	2.76%		$107,332	2.29%
Net interest margin			3.38%			2.92%

(1)	Rates are calculated on an annualized basis.
(2)

Interest on certain tax-exempt loans and tax-exempt securities in 2026 and 2025 is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pre-tax equivalent amount based on the marginal corporate federal income tax rate of 21%.

Net Interest Income. Net interest income for the three months ended September 30, 2026, was $57.9 million compared to $36.3 million for the three months ended September 30, 2025. The Merger with Middlefield and a 54 basis point increase in the net interest margin were the primary reasons for this increase.

The net interest margin for the three-month period ended September 30, 2026, was 3.54% compared to 3.00% for the same period in 2025. Interest-earning asset yields increased 50 basis points in the third quarter of 2026 compared to the third quarter of 2025 while the cost of interest-bearing liabilities decreased 1 basis point when comparing these two periods. The increase in interest-earning assets resulted from an increase in yield on loans of 29 basis points and a 49 basis point increase in yields on taxable securities in comparing the third quarter of 2025 to the third quarter of 2026.

Net interest income for the nine months ended September 30, 2026, was $156.5 million compared to $105.4 million for the nine months ended September 30, 2025. The increase in net interest income was primarily driven by the Merger with Middlefield and an increase in net interest margin of 46 basis points.

The net interest margin for the nine months ended September 30, 2026, was 3.38% compared to 2.92% for the same period in 2025. Interest-yielding assets increased 39 basis points while interest-bearing liabilities decreased 8 basis points for the nine months ended September 30, 2026, compared to the same period in the prior year.

Provision for Credit Losses and Provision for Unfunded Loans. The provision for credit losses and unfunded loans was $2.8 million for the three months ended September 30, 2026 compared to $1.4 million for the three months ended September 30, 2025. Annualized net charge-offs as a percentage of average loans were 0.22% in the third quarter of 2026, compared to 0.07% in the third quarter of 2025.  The increase in net charge-offs was associated with the partial charge-off of a non-performing loan.  The amount charged off was specifically reserved which had been recognized in loan loss provision expense in prior periods.

For the first nine months of 2026, the Company recorded a provision for credit losses and unfunded loans of $4.2 million compared to a provision of credit losses and unfunded loans of $4.8 million for the first nine months of 2025.

Noninterest Income. Noninterest income for the third quarter of 2026 was $7.9 million compared to $11.4 million for the third quarter of 2025. The decrease was due to the recognition of $10.3 million loss on the sale of securities partially offset by increases resulting from the Middlefield acquisition and continued growth in the wealth line of business.

Service charges on deposit accounts increased $439,000 to $2.3 million for the third quarter of 2026 compared to $1.9 million for the third quarter in 2025 primarily as a result of the Merger. Bank owned life insurance ("BOLI") income increased $264,000 during the third quarter of 2026 to $1.1 million compared to $852,000 in the third quarter of 2025.  The addition of Middlefield was primarily responsible for the difference. Trust fees increased to $3.2 million at September 30, 2026, from $2.7 million at September 30, 2025.  The increase was due to continued growth in the business unit. Insurance agency commissions were $1.4 million for the third quarter of 2026 compared to $1.4 million for the same period in 2025.  During the third quarter of 2025, the Company recognized $329,000 in revenue sharing associated with its BOLI purchase in the first quarter of 2025. The Company did not have a similar transaction in 2026.  Losses on the sale of securities totaled $10.3 million in the third quarter of 2026 compared to losses on the sale of securities of $927,000 during the third quarter of 2025.  A security restructuring of $90.5 million of securities was the primary driver of the loss in 2026 compared to a much smaller security restructuring in 2025.  Retirement plan consulting fees decreased to $899,000 in the third quarter of 2026 from $1.1 million in the third quarter of 2025. Investment commissions grew $427,000 to $1.1 million in the third quarter of 2026 compared to $658,000 in the third quarter of 2025.  This increase was primarily due to the Merger with Middlefield.  In addition, the Company has a strong sales team in this line of business and is looking to continue to grow with deeper penetration into newer markets.  Other mortgage banking income was $268,000 in the third quarter of 2026 compared to $192,000 in the third quarter of 2025. Debit card income grew from $2.1 million in the third quarter of 2025 to $2.6 million in the third quarter of 2026 as better volumes were realized in the current period.  Other noninterest income was $5.0 million in the third quarter of 2026 compared to $954,000 in the third quarter of 2025.   The full payoff of a troubled loan that had been partially charged off by Middlefield prior to the Merger resulted in $3.9 million of income which was the primary driver for the increase in other noninterest income.

For the nine months ended September 30, 2026, noninterest income increased by $2.0 million compared to the nine months ended September 30, 2025. The increase was primarily due to the Merger with Middlefield, improved profitability in fee-based lines of business partially offset by a higher level of losses on the sale of available for sale securities.

Service charges on deposit accounts increased $1.3 million to $6.7 million for the first nine months of 2026 compared to $5.4 million in the same period in 2025 primarily as a result of the Merger. BOLI income increased to $4.0 million during the first nine months of 2026 compared to $2.5 million for the same period in 2025.  The increase was primarily attributable to the addition of Middlefield and also reflected a $668,000 increase in claims compared to 2025. Trust fees increased to $9.3 million at September 30, 2026, from $8.0 million at September 30, 2025.  The increase was due to continued growth in the business unit. Insurance agency commissions were $4.6 and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively.  Losses on the sale of securities totaled $10.3 million in the first nine months of 2026 compared to losses on the sale of securities of $2.2 million during the first nine months of 2025.  The Company restructured $90.5 million of securities in the third quarter of 2026, resulting in the realized loss.  The Company restructured $23.8 million of securities at the end of the first quarter of 2025 resulting in the loss realized on the sale.  Retirement plan consulting fees increased slightly to $2.7 million in the first nine months of 2026 from $2.6 million in the first nine months of 2025. Investment commissions increased to $3.0 million in the first nine months of 2026 compared to $1.9 million in the first nine months of 2025.  The Company has a strong sales team in this line of business and is looking to grow with deeper penetration into newer markets.  Other mortgage banking income was $944,000 in first nine months of 2026 compared to $366,000 in the first nine months of 2025. This increase was primarily due to the Company recovering $516,000 of mortgage servicing rights impairment in the first quarter of 2026.  Debit card income grew from $6.0 million in the first nine months of 2025 to $7.2 million in the first nine months of 2026 as better volumes were realized in the current period.  Other noninterest income was $6.7 million in the first nine months of 2026 compared to $3.3 million in the first nine months of 2025.  The primary driver of this increase was the full payoff of a troubled loan that had been partially charged off by Middlefield prior to the Merger, which resulted in $3.9 million of income which was the primary driver for the increase in other noninterest income.

Noninterest Expense. Noninterest expense totaled $46.6 million for the quarter ended September 30, 2026 compared to $31.7 million for the quarter ended September 30, 2025. Salaries and employee benefits were $22.5 million in the third quarter of 2026 compared to $16.0 million in the third quarter of 2025. The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Middlefield and higher commission expense from increased revenue in the fee-based businesses.  Occupancy and equipment expense increased to $5.7 million in the third quarter of 2026 from $4.4 million in the third quarter of 2025, reflecting the Merger. FDIC and state and local taxes increased by $742,000 to $2.0 million in the third quarter of 2026 compared to $1.2 million in the third quarter of 2025 due to the Merger and higher capital levels year-over-year.  Expense related to the Merger and to convert our core processing system increased to $6.1 million in the third quarter of 2026 compared to $3.1 million for the same period in 2025.  Core processing expense increased to $2.7 million in the third quarter of 2026 from $1.4 million in the third quarter of 2025.  The increase was due to the Merger. Other noninterest expense increased by $1.3 million to $4.7 million in the third quarter of 2026 from $3.4 million in the third quarter of 2025, primarily as a result of the Merger.

Noninterest expense totaled $124.8 million for the nine months ended September 30, 2026 compared to $87.4 million for the nine months ended September 30, 2025. Salaries and employee benefits were $62.4 million in the nine months of 2026 compared to $46.9 million in the nine months of 2025. The increase was primarily driven by higher salaries associated with employee raises, the acquisition of Middlefield in the first quarter of 2026 and higher commission expense from increased revenue in the fee-based businesses. Occupancy and equipment expense increased to $16.8 million in the nine months of 2026 from $12.6 million in the nine months of 2025 due to the Merger and increased maintenance costs in 2026 due to more severe winter weather conditions.  FDIC and state and local taxes increased by $1.8 million to $5.5 million in the first nine months of 2026 compared to $3.7 million in the first nine months of 2025 due to the Merger and higher capital levels year-over-year.  Expense related to the Merger and the conversion of our core processing system increased to $11.8 million for the nine months ended September 30, 2026, compared to $3.1 million for the same time period in 2025.  Core processing expense increased to $6.8 million in the first nine months of 2026 from $4.2 million for the same period in 2025.  The increase was due to the Merger. Other noninterest expense increased by $3.0 million to $13.0 million in the first nine months of 2026 from $10.o million in the first nine months of 2025, primarily as a result of the Merger.

Income Taxes. Income tax expense was $1.9 million for the three months ended September 30, 2026 compared to $2.2 million for the three months ended September 30, 2025.

Income tax expense was $9.7 million for the nine months ended compared to $7.4 million for the same period in 2025, due to higher pretax income in the first nine months of 2026.

Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents increased $19.6 million during the first nine months of 2026 to $111.9 million from $92.4 million at December 31, 2025. The increase in the cash balances was primarily due to the Company intentionally holding more liquidity on its balance sheet at September 30, 2026 and the Merger with Middlefield.

Securities. The Company had securities available for sale totaling $1.40 billion as of September 30, 2026 compared to $1.34 billion as of December 31, 2025. The increase is a direct result of the Merger.  Unrealized losses on the portfolio totaled $276.9 million at September 30, 2026, compared to $186.8 million at December 31, 2025. The Company anticipates continued volatility in the bond market in 2026, which will continue to affect the value of the portfolio.

Loans. Net loans (excluding loans held for sale) increased to $4.80 billion at September 30, 2026, from $3.27 billion at December 31, 2025. The increase in 2026 is primarily due to the Merger.

The following tables present the amortized cost basis of the legacy Farmers' commercial real estate portfolio segment by industry as of September 30, 2026 and December 31, 2025:

		% of Commercial		Weighted Average	Weighted Average
(In Thousands of Dollars)	Amortized Cost	Real Estate	% of Total Portfolio	Loan-to-Value	Occupancy
September 30, 2026
Commercial real estate
Retail	$345,986	20.72%	7.13%	51.78%	90.22%
Warehouse/Industrial	250,062	14.98%	5.15%	51.40%	97.26%
Farmland	213,554	12.79%	4.40%	48.74%	100.00%
Multifamily	175,932	10.54%	3.62%	58.91%	77.00%
Office	197,751	11.84%	4.07%	57.93%	89.09%
Medical	142,213	8.52%	2.93%	53.85%	93.76%
Special Purpose	71,526	4.28%	1.47%	54.11%	99.68%
Multifamily - Construction	54,872	3.29%	1.13%	56.08%	4.39%
Restaurant	40,821	2.44%	0.84%	49.26%	100.00%
Hotel	36,236	2.17%	0.75%	41.40%	74.73%
All Other	140,689	8.43%	2.90%	52.74%	94.38%
Total	$1,669,642	100.00%	34.39%

The low occupancy level of Multifamily-Construction is attributed to many loans in this commercial real estate portfolio segment being in early stages of construction.

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

Asset Quality History

(In Thousands of Dollars)

	9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025
Nonperforming loans	$47,938	$44,636	$59,854	$26,215	$35,344
Nonperforming loans as a % of total loans	0.99%	0.93%	1.25%	0.79%	1.06%
Non-performing assets	$48,107	$44,827	$59,977	$26,318	$35,519
Non-performing assets as a % of total assets	0.68%	0.63%	0.84%	0.50%	0.68%
Loans delinquent 30-89 days	$23,391	$18,869	$14,700	$16,947	$16,083
Loans delinquent 30-89 days as a % of total loans	0.48%	0.40%	0.31%	0.51%	0.48%
Allowance for credit losses	$53,531	$53,285	$54,684	$36,811	$39,528
Allowance for credit losses as a % of total loans	1.10%	1.12%	1.14%	1.11%	1.18%
Allowance for credit losses as a % of nonperforming loans	111.67%	119.38%	91.36%	140.42%	111.84%
Net charge-offs for the quarter	$2,626	$3,633	$444	$4,897	$536
Annualized net charge-offs to average net loans outstanding	0.22%	0.30%	0.05%	0.59%	0.07%

The Company's allowance for credit losses increased to $53.5 million for the period ended September 30, 2026, from $36.8 million for the period ended December 31, 2025. The increase in the allowance for credit losses was primarily driven by the Merger.  The Company recorded a $4.0 million and $15.6 million increase to the allowance for credit losses for the Day 1 reserve for purchased financial assets with credit deterioration and purchased seasoned loans, respectively. The Company estimates the ACL based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL. Estimating the amount of the ACL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Based on the evaluation of the adequacy of the allowance for credit losses, management believes that the allowance for credit losses at September 30, 2026 is adequate. The provision for credit losses is based on management’s judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Specific factors considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Deposits. Total deposits increased to $5.8 billion at September 30, 2026 from $4.34 billion at December 31, 2025.  Deposits grew $1.5 billion, including an increase of $202.5 million in public funds.  The increase was primarily due to Middlefield, which added $1.49 billion in deposits.

Short-term Borrowings. Total short-term borrowing balances increased from $281.0 million at December 31, 2025 to $427.0 million at September 30, 2026. The Middlefield Merger added $145.0 million in short-term borrowings offset by payoffs.

Total Stockholders' Equity. Total stockholders’ equity increased to $716.5 million at September 30, 2026 from $485.7 million at December 31, 2025. The increase was primarily due to an increase in common stock of $276.2 million from the Merger coupled with growth in retained earnings of $26.7 million due to $53.8 million of net income recognized during the first nine months of the year partially offset by dividends paid on outstanding common shares.

The capital management function is a regular process that consists of providing capital for both the current financial position and the anticipated future growth of the Company. At September 30, 2026, the Company is required to maintain 4.5% common equity tier 1 to risk weighted assets excluding the conservation buffer to be adequately capitalized. The Company’s common equity tier 1 to risk weighted assets was 11.88%, total risk-based capital ratio stood at 14.75%, and the Tier 1 risk-based capital ratio and Tier 1 leverage ratio were at 12.37% and 9.4%, respectively, at September 30, 2026. Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject, as of September 30, 2026.

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

For example, compared to the Company’s central scenario that is based on a four-quarter forecasted change in U.S. real GDP of 2.40% from 4Q2026 to 4Q2027, U.S. PCE inflation of 2.30%, and U.S. unemployment of 4.10%, the Company’s relative adverse scenario assumes a four-quarter forecast with a contraction of U.S. real GDP, a PCE inflation greater than 7.00% and an elevated U.S. unemployment rate between 5.00% and 6.00%. This analysis is not intended to estimate expected future changes in the allowance for credit losses, for a number of reasons, including:

•	The impacts of changes in the MEVs are both interrelated and nonlinear, so the results of this analysis cannot be simply extrapolated for more severe changes in macroeconomic variables.
•	Expectations of future changes in portfolio composition and borrower behavior can significantly affect the allowance for credit losses.

To demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of September 30, 2026, the Company compared the modeled estimates under its relative adverse scenario for two of the Company’s largest loan pools to its central scenario for the same loan pools. Without considering offsetting or correlated effects in other qualitative components of the Company’s allowance for credit losses, the comparison between these two scenarios for the exposures below reflect the following differences:

•	An increase of approximately $950,000 for residential real estate loans and lending-related commitments
•	An increase of approximately $1.2 million for commercial real estate non-owner occupied loans and lending-related commitments

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

Recognizing that forecasts of macroeconomic conditions are inherently uncertain, the Company believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended September 30, 2026.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. The Company’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of the Company’s subsidiaries to provide quality, cost-effective services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill is estimated by reviewing the past and projected operating results for the subsidiaries and comparable industry information. At September 30, 2026, on a consolidated basis, Farmers had intangibles of $35.5 million subject to amortization and $270.5 million in goodwill, which was not subject to periodic amortization.

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

Along with its liquid assets, the Bank has additional sources of liquidity available which help to ensure that adequate funds are available as needed. These other sources include, but are not limited to, access to funds in the wholesale arena, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds and borrowings on approved lines of credit at major domestic banks. The Bank has a line of credit totaling $25.0 million and the Company has a line of credit with a correspondent bank totaling $10.0 million.  There was not a balance on either of these lines at September 30, 2026 or December 31, 2025. The Company also has access to borrow $11.1 million at the Federal Reserve Discount Window, however, there was no balance on this line at September 30, 2026 or December 31, 2025. The Federal Reserve Discount Window can be an additional source of funds with the posting of additional collateral. As of September 30, 2026, the Bank had $427.0 million in outstanding balances with the FHLB. Additional borrowing capacity at the FHLB was approximately $465.3 million at September 30, 2026. The Bank views its membership in the FHLB as a solid source of liquidity.  Management feels that its liquidity position is adequate and will continue to monitor the position on a monthly basis.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financial needs of our customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Bank’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Because some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The same credit policies are used in making commitments as are used for on-balance sheet instruments. Collateral is required in instances where deemed necessary. Undisbursed balances of loans closed include funds not disbursed but committed for construction projects. Unused lines of credit include funds not disbursed, but committed for, home equity, commercial and consumer lines of credit. Financial standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily used to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Total unused commitments were $1.09 billion at September 30, 2026, and $710 million at December 31, 2025. Additionally, the Company has committed up to $21.2 million in subscriptions in SBIC investment funds and at September 30, 2026, the Company had invested $16.7 million in these funds.

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

Changes In Interest Rate	September 30, 2026	December 31, 2025	ALCO
(basis points)	Result	Result	Guidelines
Net Interest Income Change
+400	-13.0%	-6.6%	-12.5%
+300	-5.0%	-5.2%	-10.0%
+200	-3.4%	-3.4%	-7.5%
+100	-1.8%	-1.8%	-5.0%
-100	1.6%	1.4%	-5.0%
-200	2.9%	2.3%	-10.0%
-300	4.0%	3.4%	-15.0%
-400	1.9%	3.5%	-20.0%
Net Present Value Of Equity Change
+400	-21.5%	-27.9%	-12.5%
+300	-16.3%	-20.7%	-10.0%
+200	-10.2%	-12.9%	-7.5%
+100	-5.0%	-6.2%	-5.0%
-100	2.5%	3.1%	-10.0%
-200	2.0%	2.4%	-15.0%
-300	-1.5%	-2.9%	-20.0%
-400	-7.0%	-2.5%	-25.0%

The yield curve has changed dramatically over the past four years. From March 2022 to July 2023, in an intense effort to diffuse inflation, the Federal Open Market Committee raised the discount rate from 0.25% to 5.50%. The committee then held the discount rate at 5.50% until September 2024 when they cut the discount rate by a total of 100 basis points over the last four months of 2024. These rate cuts in 2024 were an attempt to guide the economy into a “soft landing”, where the still comparatively elevated rate would continue to bring down inflation without harming the job market or the economy. The committee cut rates by 25 basis points three more times in 2025 in an effort to prioritize employment to promote economic stability amid a slowing labor market and by December 2025 the target rate was 3.50% to 3.75%. The discount rate remained at this range until September 2026 when the committee increased the rate by a quarter point, to 3.75% to 4.00% in an attempt to cool rising inflation downward to the 2% target goal. Overall, the discount rate remains elevated despite the six rate cuts over the past two years.

The above table presents results in the up rate scenarios that exceed internal policy limits for the Economic Value of Equity (“EVE”) for both of the periods presented. This unprecedented outcome was created by the events occurring over the past six years, namely, the massive influx of liquidity in the form of deposits in 2020 and 2021 from government assistance while interest rates were at their lowest; the deployment of these funds at the prevailing low rates; and now the usage of the deposits as consumers utilize their deposits in an effort to maintain living standards in the current economy, which prevents the Company from investing in the higher rates that are now available. With the EVE model moving rates even higher than the current rates, it further exacerbates the differential between market rates and book rates, thereby creating the out of internal policy consequence. To mitigate these results, the Company has prioritized employing strategies to shrink the longer duration investment portfolio and replace the balances with assets having a shorter duration, including loans, in an effort to close the gap between the book and market rates. Any growth in lending will be done in a measured manner given the uncertain economic backdrop that exists today. The Company recognizes the risk that is inherent in growing loans but feels that its historical record of prudent underwriting, its low loan to deposit ratio and its strong credit metrics provide the ability to pursue solid opportunities in the marketplace. In addition, any loan growth will be broad based and will encompass consumer, indirect, 1-4 family, commercial and industrial and commercial real estate, so as not to increase the risk in any one portfolio or sector.

The remaining results of the simulations in the table above indicate that interest rate change results fall within internal limits established by the Company at both September 30, 2026, and December 31, 2025. A report on interest rate risk is presented to the Board of Directors and the Asset/Liability Committee on a quarterly basis. The Company has no market risk sensitive instruments held for trading purposes.

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

Item 4. Controls and Procedures

Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. The Company converted to a new core system in the third quarter of 2026.  The Company designed new controls and modified existing controls as a part of this conversion to ensure compliance with accounting and disclosure requirements. There were no other changes in the Company’s internal controls over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per Share	Announced Program	Under the Program
Beginning balance				497,047
July 1 - 31	2,721	$14.86	0	497,047
August 1 - 31	5,116	15.61	0	497,047
September 1 - 30	0	0	0	497,047
Ending balance	7,837	15.35	0	497,047

There was no treasury stock activity under the program during the three month period ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended  September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language), filed herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

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

Dated: November 6, 2026

/s/ Kevin J. Helmick
Kevin J. Helmick President and Chief Executive Officer

Dated: November 6, 2026

/s/ A. Troy Adair
A. Troy Adair Senior Executive Vice President, Chief Financial Officer and Secretary